Form 10-Q
period 1996-03-31
BIOSYS INC /CA/
filed 1996-05-15
CIK 883076

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                 --------------


            [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1996


                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                 For the transition period from ______ to ______

                         Commission file number 0-19819



                                  biosys, inc.

             (Exact name of registrant as specified in its charter)

                 Delaware                                  94-2878645
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

        10150 Old Columbia Road, Columbia, Maryland             21046
        (Address of principal executive offices)             (Zip Code)

                                  410-381-3800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No _____.


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date: 7,487,298 shares of the Company's Common Stock (par value $0.001) were outstanding as of April 30, 1996.

                                  biosys, inc.

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)


                                                         March 31,  December 31,
                                                           1996       1995
                                                           ----       ----

ASSETS

Current assets:

   Cash and cash equivalents ........................ $   4,255   $   1,755
   Accounts receivable ..............................     5,938       3,009
   Inventories ......................................     6,190       4,086
   Prepaid expenses and other current assets ........       715         500
                                                      ---------   ---------
          Total current assets ......................    17,098       9,350

Property and equipment, net .........................     6,662       6,421
Other assets, net ...................................       807         586
Goodwill ............................................     3,681          --
                                                      ---------   ---------
                                                      $  28,248   $  16,357
                                                      =========   =========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current liabilities:

   Accounts payable ................................. $   7,128   $   4,767
   Short-term debt ..................................     4,000       5,250
   Accrued expenses .................................     2,047       3,309
   Current portion of long-term obligations .........     1,114         782
   Deferred credits .................................       913         931
                                                      ---------   ---------
          Total current liabilities .................    15,202      15,039
                                                      ---------   ---------

Long-term obligations, less current portion .........     3,091       3,642
                                                      ---------   ---------
          Total liabilities .........................    18,293      18,681
                                                      ---------   ---------


Commitments and contingencies


Shareholders' equity (deficit):
   Convertible preferred stock, $.001 par  value;
          5,000,000 shares authorized, 780 shares
          issued and outstanding ....................         1          --
   Common stock, $.001 par  value; 12,000,000 shares
          authorized, 7,487,082 and 5,598,828 issued
          and outstanding ...........................         7           6
   Additional paid-in-capital .......................   146,548     126,315
   Accumulated deficit ..............................  (136,542)   (128,592)
   Cumulative translation adjustment ................       (59)        (53)
                                                      ---------   ---------
          Total shareholders' equity (deficit) ......     9,955      (2,324)
                                                      ---------   ---------
                                                      $  28,248   $  16,357
                                                      =========   =========


See accompanying notes to condensed consolidated financial statements.

                                  biosys, inc.

                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)



                                                           Three Months Ended
                                                                March 31,
                                                           1996          1995
                                                           ----          ----

Revenues:

   Product sales ...................................     $  7,245      $  6,020
   Contract research and development ...............          224            --
                                                         --------      --------
      Total revenues ...............................        7,469         6,020


Operating costs and expenses:

   Cost of product sales ...........................        5,811         5,230
   Research and development ........................        1,471         2,106
   Marketing and selling ...........................          805         1,232
   General and administrative ......................          917         1,011
   Purchased research and development ..............        6,000            --
   Costs of mergers ................................           58         2,542
                                                         --------      --------
      Total operating costs and expenses ...........       15,062        12,121

Loss from operations ...............................       (7,593)       (6,101)

Interest and other expense .........................         (368)          (96)
Interest and other income ..........................           11            92
                                                         --------      --------

Net loss ...........................................     $ (7,950)     $ (6,105)
                                                         ========      ========

Net loss per share (Note 5) ........................     $  (1.34)     $  (1.48)
                                                         ========      ========
Weighted average common shares outstanding .........        5,952         4,111
                                                         ========      ========



See accompanying notes to condensed consolidated financial statements.

                                  biosys, inc.

                 Condensed Consolidated Statements Of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                               1996      1995
                                                               ----      ----

Cash flows from operating activities:
   Net loss ..............................................  $ (7,950)  $ (6,105)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization .........................       330        344
   Loss on disposal of assets ............................        --         47

   Purchased research and development ....................     6,000         --
   Warrants issued for loan modification ................         56         --
   Changes in assets and liabilities:
        Accounts receivable ..............................    (2,590)    (3,033)
        Inventories ......................................    (1,428)    (1,437)
        Prepaid expenses and other current assets ........       219         64
        Other assets .....................................      (318)        23
        Accounts payable and accrued expenses ............       790      5,152
        Deferred credits .................................       (18)        --
                                                            --------   --------
            Net cash used in operating activities .......    (4,909)    (4,945)
                                                            --------   --------

Cash flows from investing activities:
   Purchase of property and equipment ....................      (425)      (144)

   Cash acquired in AgriDyne acquisition .................     2,041         --
    Proceeds from sales of assets and short-term
    investments ..........................................        --        542
                                                            --------   --------

             Net cash provided by investing activities ...     1,616        398
                                                            --------   --------

Cash flows from financing activities:
   Issuance of common stock, net of issuance costs .......        --          5

   Issuance of preferred stock, net of issuance costs ....     7,254        --
   Payments on debt ......................................    (1,351)       --
   Proceeds from issuance of debt ........................        --      1,910

   Principal payments on capitalized lease obligations ...      (118)       (99)
                                                            --------   --------
           Net cash provided by financing activities .....     5,785      1,816
                                                            --------   --------

Effect of exchange rate changes on cash ..................         8       (119)
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents .....     2,500     (2,850)
Cash and cash equivalents at beginning of period .........     1,755      8,377
                                                            --------   --------
Cash and cash equivalents at end of period ...............  $  4,255   $  5,527
                                                            ========   ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest ..............  $    196   $    195
                                                            ========   ========

Supplemental disclosure of non-cash investing activity:
    Common stock issued for acquisition of AgriDyne ......  $ 12,925   $   --

See accompanying notes to condensed consolidated financial statements biosys, inc.


       Condensed Consolidated Statement Of Shareholders' Equity (Deficit)

                        Three Months Ended March 31, 1996

                        (in thousands, except share data)
                                   (unaudited)


                                                                                      Additional               Cumulative
                                              Preferred Stock          Common Stock    Paid-In    Accumulated  Translation
                                             Shares    Amount       Shares    Amount   Capital     Deficit     Adjustment     Total
                                              ------   ------       ------    ------   ----------   ---------  -----------    -----


Balance at December 31, 1995 ............     --       $ --       5,598,828    $ 6    $126,315   $(128,592)       $(53)     $2,324)


Issuance of common stock in connection
with acquisition of AgriDyne (Note 3) ...     --         --       1,888,121      1      12,924         --           --      12,925

Issuance of preferred stock .............    780          1              --     --       7,253         --           --       7,254


Issuance of common stock upon exercise
of options and issuance of common
stock warrants ..........................     --         --             133     --          56         --           --          56


Net loss ................................     --         --              --     --          --     (7,950)          --      (7,950)

Translation adjustment ..................     --         --              --     --          --         --           (6)         (6)
                                            -----      -----      ---------    ---    --------   ---------        ------       ----

Balance at March 31, 1996 ...............    780       $  1       7,487,082    $ 7    $146,548  $(136,542)        $(59)      9,955
                                            =====      =====      =========    ====   ========  ==========        ======    =======



See accompanying notes to condensed consolidated financial statements biosys, inc.
              Notes to Condensed Consolidated Financial Statements
                        Three Months Ended March 31, 1996

                                   (unaudited)


Note 1. The above financial information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management of biosys, inc. ("biosys" or the "Company"), necessary for the fair presentation of the results for the interim periods presented. The interim results are not necessarily indicative of results for a full fiscal year. The financial statements and notes are presented on a condensed basis, as permitted by the Securities and Exchange Commission, and should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

Note 2. Effective March 15, 1996, the Company effected a one for two and one-half reverse stock split of its common stock (the "Reverse Stock Split"). All common stock share information in the accompanying condensed consolidated financial statements and related footnotes have been adjusted to reflect the Reverse Stock Split.


Note 3. On March 31, 1995, biosys, inc. acquired Crop Genetics International Corporation ("CGI") in a transaction accounted for as a pooling of interests. Accordingly, all consolidated financial information for prior periods has been adjusted to include CGI financial data. During the three months ended March 31, 1996 and 1995, merger, severance and relocation costs of $58,000 and 2,542,000, respectively, were incurred by biosys related to the CGI merger. As of March 31, 1996, all significant merger, severance and relocation costs related to the CGI merger have been incurred.

          On March 15, 1996, the Company acquired AgriDyne Technologies, Inc. ("AgriDyne"), in a merger whereby AgriDyne became a wholly-owned subsidiary of the Company. To effect the merger, the Company issued approximately 1.9 million shares of its common stock in exchange for all of the outstanding shares of AgriDyne common stock based on a conversion ratio of 0.28664 of a share of biosys common stock for each share of AgriDyne common stock. From the initial announcement of the merger, in April 1995, through September 30, 1995, the Company anticipated accounting for the merger as a pooling of interests. During that period the Company charged to expense $452,000 for printing, professional services and other costs related to the merger. Subsequent to September 30, 1995, due to changes in facts and circumstances, the Company determined that purchase accounting was the appropriate method of accounting for the merger. Thus, all costs related to the merger incurred subsequent to September 30, 1995 have been treated as additional purchase consideration. Of the aggregate purchase price of $13,398,000, $3,717,000 has been allocated to net tangible assets acquired, $6,000,000 to in-process research and development and $3,681,000 to goodwill.



Note 4.   Inventories consisted of the following:

                                           March 31,       December 31,
                                             1996              1995
                                             ----              ----

          Raw materials ...............   $3,787,000        $2,576,000
          Work-in-process .............      338,000           225,000
          Deferred growing costs ......      590,000           471,000
          Finished goods ..............    1,475,000           814,000
                                          ----------        ----------
                                          $6,190,000        $4,086,000
                                          ----------        ----------

Note 5. Net loss per share has been computed using the weighted average number of common shares outstanding during each period presented.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements reflect the Company's current views with respect to future events and financial performance, including statements in the following section concerning the timing and amount of revenues derived from commercial sales, contract manufacturing and research and development or collaborative arrangements, the level of expenses incurred and the sufficiency of cash and other resources to fund operations and maintain certain financial covenants contained in the Company's line of credit and lease agreements. Actual results could differ materially from those projected in the forward-looking statements as a result of the Company's ability to obtain adequate additional financing as needed, the uncertainties of new product development and introduction, sales growth, commercial acceptance of products, actions by third party manufacturers, competitive pressures, and other risks described from time to time in the Company's filings with the Securities and Exchange Commission.

Overview

         biosys commenced commercialization of nematode technologies during 1989, pheromone technologies in 1993, virus-based products in 1994, and has recognized income from the Kleentek seed cane business since the 1980's. Revenues from commercial sales and contract manufacturing dominate total revenues and revenues from nematode and virus research and collaborative product development agreements are expected to form a small percentage of future total revenues. biosys has incurred operating losses since its inception and expects to incur an operating loss for 1996.

         On March 31, 1995, biosys completed a merger with CGI whereby a wholly-owned subsidiary of biosys was merged with CGI and CGI became a wholly-owned subsidiary of biosys. The transaction has been accounted for as a pooling of interests. Accordingly, the financial information for prior periods have been restated to include CGI historical financial data. On March 15, 1996, biosys and AgriDyne completed a merger whereby a wholly-owned subsidiary of biosys was merged with AgriDyne, and AgriDyne became a wholly-owned subsidiary of biosys. AgriDyne develops and commercializes plant-derived compounds for use in environmentally compatible control of insect pests, and has three products that have received Environmental Protection Agency registration allowing for their sale in the U.S. The transaction was effected through the exchange of
0.28664 of a share of biosys Common Stock for each outstanding share of Common Stock of AgriDyne, which resulted in the issuance to AgriDyne stockholders of approximately 1.9 million shares of biosys Common Stock. The transaction was accounted for under the purchase method of accounting.

         biosys currently markets its products for use predominantly in the northern hemisphere, where the growing season generally runs from March to October. The seasonal nature of agriculture will cause biosys' product revenues for certain products to be concentrated in these months and will result in substantial variations in financial results from quarter to quarter. biosys' product revenues could be adversely affected by unusual weather conditions, or low insect infestation during this time period. Commercial introduction of additional products is contingent upon, among other factors, completion of field testing prior to establishing labeling claims. In the case of baculovirus based products, registration is required prior to product sales in the U.S. (from the Environmental Protection Agency) as well as in certain countries abroad. Unusual weather conditions and other factors may delay field tests, label development and commercialization. biosys' quarterly operating results may also be affected by fluctuations in the demand for products by contract manufacturing clientele, and the timing or amount of revenue to be recognized from potential new contract manufacturing arrangements. In addition, biosys' quarterly operating results may be affected by the timing of biosys' entering into research and development or collaborative arrangements and any payments made to or expenses incurred by biosys in connection with such arrangements. While biosys anticipates that it may enter into such arrangements in the future, there can be no assurance that it will do so, and, if it does, it cannot predict the timing or amount of revenue derived from such arrangements.

         For the pheromone business, the availability of the pheromone Active Ingredient (A.I.) on a reliable, cost-effective basis has been a significant factor affecting the viability of the business. On November 7, 1995, biosys entered into a multiyear supply and marketing agreement with ISP as part of biosys' strategy for an integrated supply of A.I. biosys' achievement of acceptable margins for certain pheromone-based products may be precluded if it is unable to acquire sufficient quantities of A.I. from ISP. biosys has also established a third party manufacturing relationship with Grant Chemical Division of Ferro Corporation for the production of certain important intermediate products. This arrangement has more than satisfied biosys' needs for A.I. to date. However, to the extent that these arrangements do not result in the production of sufficient quantities of pheromones, biosys' ability to provide pheromone-based products would be adversely affected.


Results of Operations


         Total revenues for the first quarter of 1996 were $7,469,000 compared to $6,020,000 for the first quarter of 1995, an increase of 24.1%. Product sales (after excluding $799,000 of contract manufacturing revenues) continued their growth at $6,670,000 in the first quarter of 1996, 32.1% ahead of product sales (after excluding $971,000 of contract manufacturing revenues) of $5,049,000 in the same period in 1995.

         These year-to-date proprietary product gains occurred primarily in biosys' pheromone business. Strong pheromone sales included partial delivery of a $5,300,000 order from Egypt and related parties for mating disruption products aimed at control of the pink bollworm in cotton. The remainder of this sale will be completed in the second quarter.

         biosys achieved a gross margin on product sales of $1,434,000, or 19.8%, for the first quarter ended March 31, 1996, versus a gross margin of $790,000 or 13.1% for the first quarter of 1995. The increase in gross margin is attributable to post-merger consolidation of manufacturing at biosys' Decatur, IL facility, and product sales increases. In March 1996, biosys modified its long-term manufacturing agreement for the Decatur, IL facility. Under the terms of the revised agreement, biosys' fixed costs will be reduced 40% while maintaining adequate availability of current and future capacity to manufacture the full range of its nematode product line and associated contract manufacturing businesses. The revised agreement will positively impact biosys' future gross margins. Because of the seasonality and perishability of biosys' nematode-based products and other sales mix variables, the required timing to produce inventory may affect the absorption of production overhead and impact gross margins, when measured on a quarterly basis, when compared to manufacturing operations involving different technologies, where production may occur on a more even basis between periods.

         Total operating costs and expenses (excluding costs of product sales, purchased research and development, write-off of purchase price in excess of net assets acquired, and costs of mergers) decreased by 26.6% to $3,193,000 in the first quarter of 1996 compared to $4,349,000 for the same quarter in 1995.

         Research and development expenses were $1,471,000 for the first quarter of 1996, as compared to $2,106,000 for the first quarter of 1995, a decrease of 30.2%. The decrease was primarily due to efficiencies gained from the CGI merger, completion of certain research projects and other cost control measures.

         Marketing and selling expenses for the first quarter of 1996 decreased 34.7% to $805,000 as compared to $1,232,000 for the first quarter of 1995. This decrease related to the net impact of merger related efficiencies and cost control measures. This is partially offset by continuing investment in product commercialization.

         General and administrative expenses were $917,000 for the first quarter of 1996 as compared to $1,011,000 for the first quarter of 1995, a decrease of 9.3%.. This decrease can be attributed to consolidated efficiencies following the CGI merger, particularly the consolidation into one headquarters facility in August 1995, and is reflected in reduced expenses for legal services, personnel, travel and entertainment as well as in other administrative functions.

         At the time of the CGI merger announcement in December 1994, the Company anticipated that an aggregate of approximately $4,100,000 in merger, severance and relocation costs would be incurred by biosys and CGI related to their combination. Through March 31, 1996, such costs amounted to $4,524,000. As of March 31, 1996, all significant merger, severance and relocation costs related to the CGI merger have been incurred.


         At the time of the AgriDyne merger announcement on April 28, 1995, the Company anticipated accounting for the merger as a pooling of interests. Under this accounting method the Company was expensing costs related the merger as incurred. Through September 30, 1995, $452,000 of expense was recorded. Subsequent to September 30, 1995, due to changes in facts and circumstances, the Company determined that purchase accounting was the appropriate method of accounting for the merger. Thus, all costs related to the merger incurred subsequent to September 30, 1995 have been treated as additional purchase consideration. Of the aggregate purchase price of $13,398,000, $3,717,000 has been allocated to net tangible assets acquired, $6,000,000 to in-process research and development and $3,681,000 to goodwill.

Liquidity and Capital Resources

         biosys is experiencing negative cash flow from operations and it is expected that biosys will continue to experience negative operating cash flow through the end of the second quarter of 1996 and potentially thereafter. Even with the cash and cash equivalents of AgriDyne, the net proceeds from the Preferred Share Financing (defined below), and projected improvements in cash flow from operations, the funding of future operations may require further infusion of capital. There can be no assurances that adequate revenue growth and reduction of operating losses will be achieved, and even if they are, management of biosys may choose to supplement the Company's cash position. Potential sources of additional funding include private equity financing, mergers, collaborative research arrangements or strategic marketing partnerships. Under the terms of the Line of Credit Facility (defined below), CGI Credit Facility (defined below), and Lease Financing (defined below), approval is required before biosys may enter into any merger or acquisition or enter into a major debt agreement. Under the terms of the Preferred Share Financing, approval is required before biosys may enter into any preferred shares financing and may be required under certain circumstances before biosys may enter into any merger or acquisition. If additional funds are raised by biosys through the issuance of equity securities or securities convertible into or exercisable for equity securities, the percentage ownership of the then current stockholders of biosys will be reduced. biosys may issue an additional series of preferred stock with rights, preferences or privileges senior to those of the biosys Common Stock. biosys does not have any commitments or arrangements to obtain any funding and there can be no assurance that any required financing of biosys will be available on acceptable terms, if at all. The unavailability of any required financing, the inability to renegotiate current debt financing arrangements, required to be renegotiated by the terms thereof (as described below), or the risks affecting financial performance referenced above could prevent or delay the continued development and marketing of the products of biosys, may require curtailment of operations of biosys and could result in the bankruptcy or insolvency of biosys.

         On March 26, 1996, biosys completed the sale of an aggregate of 780 shares of biosys Series A Preferred Stock (the "Preferred Shares") at $10,000 per share or an aggregate purchase price of $7.8 million, which resulted in net proceeds of $7.25 million after placement fees of approximately $550,000, to a group of institutional accredited investors in a private placement (the
"Preferred Share Financing"). The Preferred Shares were offered and sold in reliance on the exemption from registration under the Securities Act set forth in Regulation D under the Securities Act. In connection with the issuance of the Preferred Shares, warrants to purchase up to 80,889 shares of biosys Common Stock were issued to the placement agent and related parties (the "Warrants"). The Warrants are exercisable over a five-year term and have an exercise price of $6.75. In accordance with the registration rights agreements between biosys and the purchasers of the Preferred Shares, biosys effected a "shelf" registration of the Common Stock issuable upon conversion of the Preferred Shares and, exercise of the Warrants, and will use its best efforts to keep such registration statement effective for up to three years after the closing.

         The Preferred Shares may be converted into biosys Common Stock at a conversion price which is the lower of (i) $6.75, or (ii) 85% of the average closing bid price for the five trading days prior to the date the investor gives notice of conversion. The Preferred Shares shall automatically be converted into biosys Common Stock, if not previously converted, on March 22, 1999. The Preferred Shares principal amount accretes at an annual rate of 8%, payable in stock upon conversion to biosys Common Stock. The Preferred Shares may be redeemed at the option of the Company at the time of conversion at a price that would give the investor the same return as he would have received had he converted on the day the redemption occurs and sold the Common Stock issued upon conversion. biosys also may, at its option, redeem the Preferred Shares commencing at any time after March 26, 1997 at a price per share equal to a specified percentage, commencing at 130% and declining to 115% in 1999, of the original purchase price plus all accrued and unpaid accretion.

         biosys currently has a lease financing arrangement, as amended in writing on March 29, 1995, May 30, 1995, July 25, 1995, September 26, 1995,
November 14, 1995, January 15, 1996, February 29, 1996 and May 13, 1996 for existing equipment in the amount of up to $2,500,000, under which biosys had approximately $1,604,000 outstanding as of March 31, 1996 (the "Lease Financing"). Extensions of funds under the Lease Financing are subject to certain lending limit conditions and financial covenants. At March 31, 1996, biosys was in default of certain of these financial covenants; such default was subsequently waived by the Lease Financing lender through June 30, 1996. The Company and the Lease Financing lender have agreed to renegotiate such covenants to reflect projected 1996 operations. There can be no assurance that the lending limit conditions and other covenants of the Lease Financing will be met in the future by biosys. If biosys is in default, and such default is not waived, then the Lease Financing lender may accelerate biosys' payment obligations and may exercise other rights and remedies as a secured creditor as granted under the Lease Financing and by law, including, but not limited to, foreclosure on substantially all of biosys' assets which were pledged as security for the Lease Financing. The consequences of exercise by the Lease Financing lender of such remedies could include prevention or delay of the continued development and marketing of the products of biosys and require curtailment of the operations of biosys. In addition, the inability of biosys to comply with the requirements of the Lease Financing could lead to the insolvency or bankruptcy of biosys.

         biosys has a working capital line of credit with a bank entered into during 1995, as amended on July 21, 1995, September 13, 1995, November 14, 1995, December 20, 1995, February 9, 1996, March 12, 1996 and May 13, 1996 (the "Line of Credit Facility") that allows for borrowings of up to $5,250,000. As of March 31, 1996, $4,000,000 was outstanding under the Line of Credit Facility. Of the allowable borrowings, a portion of borrowings under the Line of Credit Facility may not exceed the lesser of $4,000,000 or the eligible borrowing base, calculated as the sum of percentages of the eligible accounts receivable and domestic inventory, net of reserves. An overline portion of the Line of Credit Facility in the amount of $1,250,000 was repaid on March 26, 1996 (the "overline portion"). The remaining $4,000,000 line of credit expires on June 5, 1996, and must be renewed with the lender for extension of credit beyond this time. Although not a binding commitment, the bank has agreed to renegotiate the terms of the Line of Credit Facility in 1996. Funds under the Line of Credit Facility are subject to certain lending limit conditions and financial covenants unless otherwise waived heretofore. The Line of Credit Facility also provides for limitations on biosys' ability to enter into future merger, acquisition or debt agreements and restrictions on biosys' payment of cash dividends and repurchase of Common Stock. Borrowings under the Line of Credit Facility are secured by substantially all of the assets of biosys. Interest on borrowings is charged at the lender's prime rate plus 3% (11.25% as of March 31, 1996). The Line of Credit Facility required a commitment fee of $40,000 and issuance to the lender of a warrant to purchase 4,000 shares of biosys Common Stock at an exercise price of $5.00 per share. The overline portion of the Line of Credit Facility required an additional commitment fee of $10,000 and issuance to the lender of a warrant to purchase 33,333 shares of biosys Common Stock at an exercise price of $7.50 per share. In connection with the various amendments to the Line of Credit Facility the Company has paid modification fees of $75,000 and has issued warrants to purchase 11,159 shares of biosys Common Stock at exercise prices ranging from $5.15625 to $10.00 per share. Through March 31, 1996, biosys breached certain covenants under the Line of Credit Facility. Such default has been waived by the Line of Credit Facility lender. The bank and the Company have subsequently renegotiated such covenants to reflect projected 1996 operations. There can be no assurance that biosys will be able to meet such covenants of the Line of Credit Facility in 1996 and the future. If biosys is in default, and such default is not waived, then the Line of Credit Facility lender would have remedies available comparable to those available to the Lease Financing lender upon a default under the previously mentioned Lease Financing agreements. The consequences of the exercise by the Line of Credit Facility lender of its rights upon default would be comparable to those resulting from the exercise by the Lease Financing lender of its rights upon default.

         CGI had a credit facility (the "CGI Credit Facility") pursuant to which it received $3,400,000 in debt financing. At March 31, 1996 approximately $2,601,000 was outstanding under this facility. Under the CGI Credit Facility, CGI was required to maintain a tangible net worth of $3,000,000, and obtain the prior approval of the First National Bank of Maryland (the "Bank") and the Maryland Industrial Development Financing Authority ("MIDFA"), the guarantor of the loan, prior to making any loans or advances to other persons, including biosys. CGI breached these covenants concurrent with the merger of biosys and CGI on March 31, 1995. Pursuant to an agreement dated May 26, 1995, as amended on June 29, 1995, July 31, 1995, August 29, 1995 (the "First Modification Agreement'), the Bank and MIDFA permanently waived such defaults in return for
(i) reduction of the loan's principal balance by $565,000 through liquidation of a certificate of deposit required to be held as collateral by the Bank pursuant to terms of the loan, and (ii) biosys' guarantee of the CGI Credit Facility. A second modification agreement, dated October 2, 1995, as amended on December 5, 1995, January 31, 1996, March 15, 1996 and April 1, 1996 (the "Second Modification Agreement") required that (i) CGI maintain a positive shareholders' equity, (ii) by May 1, 1996, the Bank and biosys agree to the establishment of financial covenants which would supersede the existing financial covenants,
(iii) commencing on December 1, 1995 and continuing until January 2, 1996, biosys would prepay loan principal each month by approximately $50,500, plus all accrued and unpaid interest, (iv) commencing on February 1, 1996 and continuing on the first day of each month thereafter up to and including December 1, 1996, biosys prepay loan principal each month by approximately $25,000, plus all accrued and unpaid interest, (v) commencing on January 2, 1997 and continuing on the first day of each month thereafter up to and including August 1, 1998, biosys prepay loan principal each month by approximately $119,700, plus all accrued and unpaid interest and, (vi) on or before September 1, 1998, biosys pay all principal and interest that remains outstanding under the CGI Credit Facility, plus all late charges, expenses and attorneys' fees owned thereunder. On May 1, 1996, the Bank, MIDFA and biosys executed a third modification agreement (the "Third Modification Agreement") pursuant to which, (i) biosys and the Bank met the requirement under the Second Modification Agreement to agree on the superseding of the existing financial covenants by outlining an acceptable process by which biosys agrees to disclose to the Bank and MIDFA the financial covenants or tests it agrees to regarding its Line of Credit Facility and to automatically become bound to comply substantially with those same financial covenants or tests for the benefit of the Bank, (ii) the Bank and MIDFA approved the subleasing of 9,600 square feet of space in biosys' building and biosys assigned its interest in and to the sub-lease to the Bank and MIDFA as further collateral under the CGI Credit Facility, and (iii) the Bank and MIDFA authorized biosys to grant a conditional right of first refusal to Zeneca Limited plc ("Zeneca") to purchase certain specified equipment assets of the Company related to the production of viruses pursuant to a joint development agreement between biosys and Zeneca and biosys executed a Supplemental Security Agreement in favor of the Bank and MIDFA regarding said assets. There can be no assurance that all of the foregoing events will have occurred by the dates required. If all such events do not occur in the time required, default would occur under the CGI Credit Facility which may entitle the Bank and MIDFA to accelerate payment of all CGI Credit Facility indebtedness and to exercise the other rights and remedies under the CGI Credit Facility and by law. A default and subsequent acceleration of the agreements governing the Line of Credit Facility, Lease Financing or CGI Credit Facility would result in cross defaults under the agreements governing the other arrangements. The exercise of rights and remedies under the Line of Credit Facility, Lease Financing agreement or Modification Agreements could prevent or delay the continued development and marketing of biosys' products, require curtailment of the operations of biosys and could result in the insolvency or bankruptcy of biosys.

         During 1995, the Company received notice from Nasdaq indicating that as a result of biosys' failure to maintain $4 million of net tangible assets, as required by the NASD bylaws governing continuance on the Nasdaq National Market, biosys' Common Stock would be delisted if the required net tangible assets condition were not satisfied. As a consequence of the AgriDyne merger and the infusion of net equity of approximately $7,250,000 from the Preferred Share Financing, both of which occurred in March 1996, the Company satisfied the Nasdaq net tangible assets requirement as of March 22, 1996. It is possible that 1996 losses, if incurred, could cause biosys to again fall below the Nasdaq net tangible asset requirement. Were such condition to occur and if (a) no temporary exemption was granted by Nasdaq, and (b) further equity financing or other means of increasing net tangible assets was not available, biosys' Common Stock would be delisted from the Nasdaq National Market. In addition, in April 1996 the Company received an oral inquiry from a Nasdaq representative requesting that the Company provide assurance to Nasdaq that the issuance of Common Stock upon conversion of the Preferred Shares sold in the Preferred Share Financing would comply with the requirement in the NASD bylaws governing continuance on the Nasdaq National Market that stockholder approval be obtained prior to the issuance of common stock at a price less than the greater of book or market value which equals 20% or more of a company's outstanding common stock (the
"Nasdaq 20% Rule"). The Company has submitted a written response to Nasdaq indicating that, in the event the cumulative number of shares of Common Stock issued or issuable pursuant to notices of conversion delivered by holders of the Preferred Shares during the three-year period ending on May 22, 1999 (the date upon which the Preferred Shares are automatically converted) would exceed 20% of biosys' Common Stock outstanding immediately prior to the Preferred Share Financing, it will undertake to redeem the excess Preferred Shares in accordance with the terms of the Preferred Share Financing. Nasdaq has orally indicated that such course of action would be sufficient to assure compliance with the Nasdaq 20% Rule. However, if such redemption becomes necessary in order to comply with the Nasdaq 20% Rule, there can be no assurance that biosys will have sufficient cash resources to redeem the excess Preferred Shares in accordance with the terms of the Preferred Share Financing. In addition, the provisions of the Delaware General Corporation Law prohibit redemption of the Company's stock if the capital of biosys is impaired or if such redemption would cause any impairment of the Company's capital. If biosys was unable to redeem the excess Preferred Shares in order to assure compliance with the Nasdaq 20% Rule and (a) if biosys was unable to raise additional funds with which to effect the redemption or increase the Company's assets or (b) if an alternative was not approved by Nasdaq, biosys' Common Stock would be delisted from the Nasdaq National Market. A delisting of biosys from Nasdaq could adversely affect the value and liquidity of the shares of biosys Common Stock and restrict the Company's future ability to raise equity capital.

         The report of Price Waterhouse LLP on biosys' 1995 consolidated financial statements contains an explanatory paragraph regarding biosys' ability to continue as a going concern.

biosys/CGI Merger Expenses


         During 1995, biosys' management completed the process of consolidating biosys and CGI's separate research and development, selling and marketing, and general and administrative functions in Maryland. Research programs that were redundant or were deemed strategically unnecessary were rationalized. To accomplish such consolidation and rationalization, approximately 40 of the combined companies' employees were terminated as a result of the merger and certain California employees relocated to Maryland (including certain of biosys' executive officers).


         At the time of the CGI merger announcement in December 1994, the company anticipated that an aggregate of approximately $4,100,000 in merger, severance and relocation costs would be incurred by biosys and CGI, related to their combination. As of March 31, 1996, such costs amounted to $4,524,000. As of March 31, 1996, management believes all significant merger, severance and relocation costs related to the CGI merger have been incurred.

         biosys' management believes that the future cost savings which are expected to be realized from the consolidation of the two companies and the attendant elimination of duplicate employee positions, functions and facilities ultimately will be greater than the aggregate merger-related costs.


biosys/AgriDyne Merger Expenses


         In April 1996, biosys' management completed the process of consolidating biosys and AgriDyne's separate research and development, selling and marketing, and general and administrative functions in Maryland. Research programs that were redundant or deemed strategically unnecessary were rationalized. To accomplish such consolidation and rationalization, approximately 10 of AgriDyne's total employees (including all of AgriDyne's executive officers in their capacity as officers) were terminated and certain AgriDyne employees have either relocated to Maryland, or, for those employees who were located in the field, (in the case of marketing employees) remained in those locations.

         At the time of the AgriDyne merger announcement in April 1995, the company anticipated accounting for the merger as a pooling of interests and estimated that an aggregate of approximately $725,000 would be incurred by biosys related to the merger. During the first nine months of 1995, such costs amounted to $452,000. Subsequent to September 30, 1995, due to changes in facts and circumstances, biosys determined that purchase accounting was the appropriate method of accounting for the merger. Thus, all costs related to the merger subsequent to September 30, 1995, have been treated as additional purchase consideration. Of the aggregate purchase price of $13,398,000, $3,717,000 has been allocated to net tangible assets acquired, $6,000,000 to in-process research and development and $3,681,000 to goodwill.


         biosys' management believes that the future cost savings which are expected to be realized from the consolidation of the two separate companies and the attendant elimination of duplicate employee positions, functions and facilities ultimately will be greater than the merger-related costs incurred. Additionally, biosys' management believes that combining the two separate companies will enhance the ability to raise permanent equity capital over that of each separate company, but there can be no assurance that the company will raise such capital.

Capital Equipment Expenditures

         During  the  quarter  ended  March  31,  1996,  the  Company   expended
approximately $425,000 for pilot plant, capital equipment, furniture, and leasehold improvements.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
                           None

Item 2.   Changes in Securities
               (a)  None
               (b) In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of the Company's Series A Preferred Stock are entitled to receive, prior to and in preference to any distribution to the holders of the Company's Common Stock, an amount per share equal to the sum of $10,000 for each outstanding share of Series A Preferred Stock and an amount equal to 8% of the original issue price per annum for the period that has passed since the date of issuance of any Series A Preferred Stock.

Item 3.  Defaults Upon Senior Securities
               None

Item 4.  Submission of Matters to Vote of Security Holders
               (a) A special meeting of the stockholders of biosys, inc. was held on March 15, 1996.
               (b)  Not applicable.
               (c) The following proposals were voted upon and approved at the meeting:
                         1.   The   proposal  to  approve  the issuance of
                              Common Stock, par value $.001 per share, of biosys ("biosys Common Stock"), pursuant to the Agreement and Plan of Merger, dated as of April 28, 1995, as amended, by and among biosys, Ag Merger Co., Inc., a Delaware Corporation and a wholly-owned subsidiary of biosys ("Sub"), and AgriDyne Technologies Inc., a Delaware Corporation ("AgriDyne") pursuant to which, among other things
                              (a) Sub will be merged with and into AgriDyne, which will be the surviving corporation, and AgriDyne will become a wholly-owned subsidiary of biosys (the "Merger") and (b) each outstanding share of Common Stock, par value $.06 per share, of AgriDyne ("AgriDyne Common Stock") will be converted into the right to receive 0.28664 of a share of biosys Common Stock (after
                              the  Reverse   Split   Proposal   was   approved):
                              2,801,693 affirmative, 499,062 negative, and 32,525 abstaining votes were cast with respect to this proposal, and 1,774,313 votes were withheld;

                         2. The proposal to approve an amendment to biosys' Certificate of Incorporation to effect a reverse stock split of the outstanding shares of biosys Common Stock, so that each two and one half shares of biosys Common Stock outstanding immediately prior to giving effect to the Merger will be reclassified into one share of biosys Common Stock (the "Reverse Stock Proposal"): 4,861,474 affirmative, 211,200 negative, and 34,919 abstaining votes were cast with respect to this proposal.

               (d)  Not applicable.

Item 5.   Other Information
               None

Item 6.   Exhibits and Reports on Form 8-K



          2.1  Asset Purchase Agreement among biosys,inc., AgriSense, Provesta
               Corporation and Dow Corning  Enterprises,  Inc.,  dated April 30,
               1993. (6)
          2.2  Agreement and Plan of Merger dated as of December 8, 1994 among
               biosys,   inc.,   CGI  Merger  Co.,   Inc.   and  Crop   Genetics
               International Corporation. (9), (10)
          2.3  Agreement and Plan of Merger dated as of April 28, 1995 among biosys, inc., Ag Merger Company, Inc., and AgriDyne Technologies,
               Inc. (13)
          2.4  Amendment to Agreement and Plan of Merger, dated August 1, 1995, among  biosys,  inc.,  Ag  Merger  Company,  Inc.,  and  AgriDyne
               Technologies, Inc. (16)
          2.5  Second Amendment to Agreement and Plan of
               Merger,  dated October 30, 1995,  among  biosys,  inc., Ag Merger
               Company, Inc., and AgriDyne Technologies, Inc. (16)
          2.6  Third  Amendment to Agreement and Plan of Merger, dated November
               16,  1995,  among  biosys,  inc.,  Ag Merger  Company,  Inc.  and
               AgriDyne Technologies, Inc. (16)
          2.7  Fourth Amendment to Agreement and Plan of Merger, dated December
               29,  1995,  among  biosys,  inc.,  Ag Merger  Company,  Inc.  and
               AgriDyne Technologies, Inc. (16)
          3.1  Agreement and Plan of Merger, dated May 11, 1994,  containing the
               Certificate of Incorporation of biosys, inc. (8)
          3.2  Bylaws of biosys, inc. (8)
          3.3  Certificate  of  Amendment of  Certificate  of  Incorporation  of
               biosys, inc., filed March 30, 1995. (16)
          3.4  Certificate  of  Amendment of  Certificate  of  Incorporation  of
               biosys, inc., filed March 15, 1996. (17)
          3.5  Certificate of Designation of Preferences  and Rights of Series A
               Preferred Stock of biosys, inc., filed March 22, 1996. (17)
          4.1  Series C Preferred Stock Purchase Agreement between biosys,  inc.
               and certain investors dated December 23, 1991. (1)
         10.1  Master Lease Agreement dated August 14, 1991 between biosys, inc.
               and Western  Technology  Investment and various amendments to the
               Master Lease Agreement. (1)
         10.2  Master Lease  Agreement  dated December 29, 1988 between  biosys, inc.  and John  Hancock  Leasing  and various  amendments  to the
               Master Lease Agreement. (1)
         10.3  Private Label  Marketing  Agreement  dated August 7, 1991 between biosys, inc. and Chevron Chemical Company. (1), (2)
         10.4  Private Label  Marketing  Agreement  dated March 26, 1991 between biosys, inc. and CIBA-GEIGY Corporation. (1), (2)
         10.5  Description of biosys' Sales Incentive Compensation Arrangements.
               (1)
         10.6  Form of Director and Officer Indemnification Agreement. (1)
         10.7  Distribution  Agreement  dated  January 14, 1991 between  biosys, inc. and Dr. R. Maag. (1), (2)
         10.8  Toll  Manufacturing  Agreement  dated  December  9, 1991  between biosys, inc. and Archer-Daniels-Midland Company. (1), (2)
         10.9  Director and Consulting Agreement between biosys, inc. and Thomas
               Parton dated July 9, 1991. (1)
         10.10 Director and Consulting  Agreement  between biosys,  inc. and Dr.
               Alexander Cross, D.Sc. dated January 30, 1990. (1)
         10.11 biosys First Amended and Restated 1987 Stock Option Plan. (3)
         10.12 Exclusive Marketing Agreement dated April 6, 1992 between biosys, inc. and CIBA-GEIGY Limited. (4), (5)
         10.13 Joint  Development  Agreement  effective  October 1, 1992 between biosys, inc. and Sandoz Agro, Inc. (4), (5)
         10.14 Contract Manufacturing  Agreement dated December 2, 1993, between biosys, inc. and Archer-Daniels-Midland Company. (4), (7)
         10.15 Master  Equipment  Lease Agreement dated as of December 21, 1994, between biosys, inc. and Venture Lending and Leasing, Inc. (10)
         10.16 Lease  Schedule No.  8-001 to Master  Equipment  Lease  Agreement
               dated December 23, 1994 between biosys,  inc. and Venture Lending and Leasing, Inc. (10)
         10.17 Warrant  dated  December  23, 1994 from  biosys,  inc. to Venture
               Lending and Leasing, Inc. (10)
         10.18 Security  Agreement  dated December 21, 1994, by biosys,  inc. in favor of Venture Lending and Leasing, Inc. (10)
         10.19 Trademark Collateral  Assignment dated December 21, 1994, between biosys, inc. and Venture Lending and Leasing, Inc. (10)
         10.20 Patent  Collateral  Assignment  dated December 21, 1994,  between biosys, inc. and Venture Lending and Leasing, Inc. (10)
         10.21 Letter dated December 23, 1994, between Imperial Bank and biosys, inc. (10)
         10.22 Letter dated  December 20, 1994 between  biosys,  inc. and Sandoz
               Agro, Inc. (10)
         10.23 Letter to biosys,  inc.  from Joseph W. Kelly  dated  December 7,
               1994. (10)
         10.24 Letter to biosys,  inc. from Peter S. Carlson  dated  December 7,
               1994. (10)
         10.25 Letter to biosys,  inc.  from James H. Davis  dated  December  6,
               1994. (10)
         10.26 Proposal Letter dated March 21, 1995,  between  biosys,  inc. and
               Imperial Bank. (11)
         10.27 Security  and Loan  Agreement  dated  January 30,  1995,  between biosys, inc. and Imperial Bank. (11)
         10.28 Warrant to Purchase Stock dated January 26, 1995, between biosys, inc. and Imperial Bank. (11)
         10.29 General  Security  Agreement  dated  January  30,  1995,  between biosys, inc. and Imperial Bank. (11)
         10.30 biosys,  inc. Second Amended and Restated 1987 Stock Option Plan,
               as amended December 7, 1994. (11)
         10.31 Agreement,  dated March 31, 1995, between biosys, inc. and Joseph
               W. Kelly.  (11) 10.32  Agreement,  dated March 31, 1995,  between biosys, inc. and Peter S. Carlson (11).
         10.33 Agreement,  dated March 31, 1995, between biosys,  inc. and James
               H. Davis. (11).
         10.34 Amendment #1 to Master  Equipment Lease Agreement dated March 29,
               1995, between biosys, inc. and Venture Lending and Leasing,  Inc.
               (11)
         10.35 Amendment #2 to Master  Equipment  Lease  Agreement dated May 30,
               1995, between biosys, inc. and Venture Lending and Leasing,  Inc.
               (12)
         10.36 Modification  Agreement dated May 26, 1995, between biosys, inc.,
               Crop  Genetics  International  Corporation,  Maryland  Industrial
               Development  Financing Authority,  and the First National Bank of
               Maryland. (12)
         10.37 Guaranty Agreement dated May 26, 1995, between biosys, inc., Crop
               Genetics   International    Corporation,    Maryland   Industrial
               Development  Financing Authority,  and the First National Bank of
               Maryland. (12)
         10.38 Pledge and Security Agreement dated May 26, 1995, between biosys,
               inc.,   Crop   Genetics   International   Corporation,   Maryland
               Industrial   Development  Financing  Authority,   and  the  First
               National Bank of Maryland. (12)
         10.39 Amendment #3 to Master  Equipment  Lease Agreement dated July 25,
               1995, between biosys, inc., and Venture Lending and Leasing, Inc.
               (15)
         10.40 Amendment #1 to the Security  and Loan  Agreement  dated July 21,
               1995 between biosys, inc., and Imperial Bank. (15)
         10.41 Amendment #2 to the Security and Loan Agreement  dated  September
               13, 1995 between biosys, inc., and Imperial Bank. (15)
         10.42 Warrant dated  September 1, 1995,  from biosys,  inc. to Imperial
               Bank. (15)
         10.43 Security and Loan Agreement,  dated  September 15, 1995,  between biosys, inc. and Imperial Bank. (15)
         10.44 Second  Modification  Agreement  dated  October 2, 1995,  between biosys, inc., Crop Genetics International  Corporation,  Maryland
               Industrial   Development  Financing  Authority,   and  the  First
               National Bank of Maryland. (15)
         10.45 Agreement,  dated September 15, 1995,  between  biosys,  inc. and
               Zeneca Limited. (4)(15)
         10.46 Amendment  #3 to the  Security  and Loan  Agreement  and  Warrant
               Agreement  dated  November  14, 1995  between  biosys,  inc.  and
               Imperial Bank. (16)
         10.47 Form of Convertible Promissory Note dated November 10, 1995. (16)
         10.48 Placing Agreement dated November 14, 1995,  between biosys,  inc.
               and Index Security S.A. (16)
         10.49 Amendment #4 to Master  Equipment  Lease Agreement dated November
               14, 1995 between  biosys,  inc. and Venture  Lending and Leasing,
               Inc. (16)
         10.50 Supply and  Marketing  Agreement  dated  November 7, 1995 between biosys, inc. and International Specialty Products. (16)
         10.51 Common Stock  Purchase  Agreement  dated  December 22, 1995 among biosys, inc. and certain investors. (16)
         10.52 Amendment #4 to the Security and Loan and Warrant Agreement dated
               December 20, 1995 between biosys, inc. and Imperial Bank. (16)
         10.53 Amendment  #5 to  the  Master  Equipment  Lease  Agreement  dated
               December 20, 1995 between  biosys,  inc. and Venture  Lending and
               Leasing, Inc. (16)
         10.54 Letter  Agreement  dated  as of  November  30,  1995  among  Crop
               Genetics  International   Corporation,   biosys,  inc.,  Maryland
               Industrial   Development  Financing  Authority,   and  the  First
               National Bank of Maryland. (16)
         10.55 Letter Agreement dated as of December 5, 1995 among Crop Genetics
               International  Corporation,  biosys,  inc.,  Maryland  Industrial
               Development  Financing  Authority and the First  National Bank of
               Maryland. (16)
         10.56 Form of Regulation D Subscription  Agreements  entered into March
               22, 1996 between  biosys,  inc. and the investors  executing such
               Agreements (the "Investors). (17)
         10.57 Form of  Registration  Rights  Agreement,  entered into March 22,
               1996,  among  biosys,  inc.,  Swartz  Investments,  LLC  and  the
               Investors. (17)
         10.58 Warrants,  dated  March 21,  1996 from  biosys,  inc.  to certain holders named therein. (17)
         10.59 Letter Agreement dated as of January 31, 1996 among Crop Genetics
               International  Corporation,  biosys,  inc.,  Maryland  Industrial
               Development  Financing Authority,  and the First National Bank of
               Maryland. (17)
         10.60 Letter  Agreement dated as of March 15, 1996, among Crop Genetics
               International  Corporation,  biosys,  inc.,  Maryland  Industrial
               Development  Financing Authority,  and the First National Bank of
               Maryland. (17)
         10.61 Amendment #5 to the Security and Loan and Warrant Agreement dated
               February 9, 1996, between biosys, inc. and Imperial Bank. (17)
         10.62 Amendment #6 to the Security and Loan and Warrant Agreement dated
               March 12, 1996, between biosys, inc. and Imperial Bank. (17)
         10.63 Amendment  #6 to  the  Master  Equipment  Lease  Agreement  dated
               January 15, 1996,  between  biosys,  inc. and Venture Lending and
               Leasing, Inc. (17)
         10.64 Amendment  #7 to  the  Master  Equipment  Lease  Agreement  dated
               February 29, 1996,  between biosys,  inc. and Venture Lending and
               Leasing, Inc. (17)
         10.65 Letter  Agreement dated as of April 1, 1996,  among Crop Genetics
               International  Corporation,  biosys,  inc.,  Maryland  Industrial
               Development  Financing Authority,  and the First National Bank of
               Maryland.
         10.66 First  Amendment  to  Contract  Manufacturing  Agreement  between biosys, inc. and Archer-Daniels-Midland Company.
         10.67 Sub-Lease   Agreement   between   biosys,   inc.,  Crop  Genetics
               International  Corporation,  and Gene  Logic,  Inc.  dated May 2,
               1996.
         10.68 Third  Modification  Agreement dated May 1, 1996, between biosys,
               inc.,   Crop   Genetics   International   Corporation,   Maryland
               Industrial   Development  Financing  Authority,   and  the  First
               National Bank of Maryland.
         10.69 Amendment #7 to the Security and Loan and Warrant Agreement dated
               May 13, 1996, between biosys, inc. and Imperial Bank.
         10.70 Amendment #8 to the Master  Equipment  Lease  Agreement dated May
               13, 1996,  between biosys,  inc. and Venture Lending and Leasing,
               Inc.
         11.1  Statement regarding computation of net loss per share.
         21.1  Subsidiaries of biosys. (17)
- - --------------------
(1) Filed as an exhibit to biosys' Registration Statement on Form S-1 (No. 33-45100 filed January 15, 1992), and incorporated herein by reference.
(2) Portions of this exhibit have been omitted (which omissions have been circled in the filed exhibits) and filed separately with the Commission along with a request for confidential treatment of such portions pursuant to Rule 406 under the Securities Act of 1933, as amended.
(3)       Compensatory Plan.
(4) Portions of this exhibit have been omitted (which omissions have been circled in the filed exhibits) and filed separately with the Commission along with a request for confidential treatment of such portions pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(5) Filed as an exhibit to biosys' Annual Report on Form 10-K filed with the Commission on March 31, 1993, and incorporated herein by reference.
(6) Filed as an exhibit to biosys' current Report on Form 8-K filed with the Commission on May 13, 1993, and incorporated herein by reference.
(7) Filed as an exhibit to biosys' Annual Report on Form 10-K filed with the Commission on March 30, 1994, and incorporated herein by reference.
(8) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on August 10, 1994, and incorporated herein by reference.
(9 Filed as an exhibit to biosys' Current Report on Form 8-K, filed with the Commission on December 20, 1994, and incorporated herein by reference.
(10) Filed as an exhibit to biosys' Registration Statement on Form S-4 (No. 33-89498) filed with the Commission on February 13, 1995, and incorporated herein by reference.
(11) Filed as an exhibit to biosys' Annual Report on Form 10-K filed with the Commission on March 31, 1995, and incorporated herein by reference.
(12) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on May 12, 1995, and incorporated herein by reference.
(13) Filed as an exhibit to biosys' Current Report on Form 8-K, filed with the Commission on May 5, 1995, and incorporated herein by reference.
(14) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on August 14, 1995, and incorporated herein by reference.
(15) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on November 14, 1995, and incorporated herein by reference.
(16) Filed as an exhibit to biosys' Registration Statement on Form S-4 (No. 33-00496) filed with the Commission on February 13, 1996, and incorporated herein by reference.
(17) Filed as an exhibit to biosys' Annual Report on Form 10-K filed with the Commission on April 1, 1996, and incorporated herein by reference.

B.       REPORTS ON FORM 8-K:

         A report on Form 8-K, dated January 3, 1996, regarding the press release announcing the sale of 867,114 shares of biosys' Common Stock in a private placement of shares in reliance on Regulation D of the Securities and Exchange Commission under the Securities Act of 1933, as amended, was filed on January 4, 1996. Information respecting Item 5 was reported.

         A report on Form 8-K, dated March 8, 1996, regarding the press release announcing the approval of biosys' Registration Statement on Form S-4 relating to the shares of biosys' Common Stock to be issued in the proposed merger with AgriDyne Technologies Inc. (the "Merger"), the special meeting of the stockholders of biosys on March 15, 1996 to approve the Merger and a one for two and one-half reverse stock split, and the extension from Nasdaq of the exception to the net tangible assets requirement for maintenance on the Nasdaq National Market until March 22, 1996, was filed on March 12, 1996. Information respecting
         Item 5 was reported.

         A report on Form 8-K, dated March 15, 1996, regarding the merger which occurred March 15, 1996 among biosys, inc., a Delaware Corporation, Ag Merger Company, Inc., a Delaware Corporation and wholly-owned subsidiary of biosys, and AgriDyne Technologies Inc., a Delaware Corporation, was filed on March 19, 1996. Information respecting Item 2 and Item 7 was reported.

         A report on Form 8-K, dated March 22, 1996, regarding the sale of 705 shares of biosys' Series A Preferred Stock in a private placement was filed on March 22, 1996. Information respecting Item 5 and Item 7 was reported.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  biosys, inc.




Date:           May 15, 1996                   By:_____________________________
      -----------------------------------           Michael R.N. Thomas
                                                    Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT 11.1


                                  biosys, inc.


                      COMPUTATION OF NET LOSS PER SHARE (1)




                                            For The Three Months Ended
                                                     March 31,
                                              1996                1995
                                              ----                ----

Net loss                                  $(7,950,000)        $(6,105,000)
                                          ============        ============

Weighted average shares
outstanding:
   Common stock                             5,951,641           4,111,396

Net loss per share                             $(1.34)             $(1.48)
                                          ============        ============


- - --------------------------

         (1) This Exhibit should be read in conjunction with Note 5 of Notes to Condensed Consolidated Financial Statements.