Form 10-Q/A
period 1996-03-31
BIOSYS INC /CA/
filed 1996-05-24
CIK 883076

This is an electronic filing of the exhibits filed on May 15,
                1996, pursuant to a Rule 201 - Temporary Hardship Exemption. Papers copies of the exhibits were filed with the Securities and Exchange Commission under the cover of Form SE on May 15, 1996.


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



                                  biosys, inc.




Date:           May 15, 1996                   By:  /s/ Michael R.N. Thomas
      -----------------------------------           Michael R.N. Thomas
                                                    Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)