Form 10-K/A
period 1995-12-31
BIOSYS INC /CA/
filed 1996-06-05
CIK 883076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                  --------------
                          [X] Annual Report Pursuant to
                           Section 13 or 15(d) of The
                      Securities Exchange Act of 1934 [Fee
                       Required] For the fiscal year ended
                                December 31, 1995

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934 [No Fee
                  Required]. For the transition period from to

                         Commission file number 0-19819

                                  biosys, inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                       94-2878645
           --------                                       ----------

 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

 10150 Old Columbia Road, Columbia, Maryland                 21046
 -------------------------------------------                 -----
(Address of principal executive offices)                   (Zip Code)

                                  410-381-3800
                                  ------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.001 par value per share
                                (Title of Class)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the voting stock held by non affiliates of the Registrant was approximately $37,600,000 based on the closing sales price of the Company's Common Stock, as reported on the Nasdaq National Market on February 29, 1996. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliated status is not necessarily a conclusive determination for other purposes.
     The number of outstanding shares of the Registrant's Common Stock as of February 29, 1996 was 5,598,961, after giving effect to a one for two and one-half reverse stock split effective March 15, 1996.
     This report contains 7 pages. There is one exhibit to this Form 10-K/A.
- ------------------------------------------------------------------------------

                                     PART IV

The Registrant hereby amends Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, to read in full as follows:


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A.       The following documents are filed as part of this report:

                                                                     Form 10-K
1.  CONSOLIDATED FINANCIAL STATEMENTS                               Page Number
                                                                    -----------

     Consolidated Balance Sheet at December 31, 1995 and 1994 .....   F-1
     Consolidated Statement of Operations for the three years ended
        December 31, 1995 .........................................   F-2
     Consolidated Statement of Cash Flows for the three years ended
        December 31, 1995 .........................................   F-3
     Consolidated Statement of Shareholders' Equity for the three
        years ended December 31, 1995 .............................   F-4
     Notes to Consolidated Financial Statements ...................   F-5 - F-18
     Report of Independent Accountants ............................   F-19

           2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                II.  Valuation and Qualifying Accounts

                All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.  EXHIBITS

          2.1  Asset Purchase Agreement among biosys,inc., AgriSense, Provesta
               Corporation and Dow Corning  Enterprises,  Inc.,  dated April 30,
               1993. (6)
          2.2  Agreement and Plan of Merger dated as of December 8, 1994 among
               biosys,   inc.,   CGI  Merger  Co.,   Inc.   and  Crop   Genetics
               International Corporation. (9), (10)
          2.3  Agreement and Plan of Merger dated as of April 28, 1995 among biosys, inc., Ag Merger Company, Inc., and AgriDyne Technologies,
               Inc. (13)
          2.4  Amendment to Agreement and Plan of Merger, dated August 1, 1995, among  biosys,  inc.,  Ag  Merger  Company,  Inc.,  and  AgriDyne
               Technologies, Inc. (16)
          2.5  Second Amendment to Agreement and Plan of
               Merger,  dated October 30, 1995,  among  biosys,  inc., Ag Merger
               Company, Inc., and AgriDyne Technologies, Inc. (16)
          2.6  Third  Amendment to Agreement and Plan of Merger, dated November
               16,  1995,  among  biosys,  inc.,  Ag Merger  Company,  Inc.  and
               AgriDyne Technologies, Inc. (16)
          2.7  Fourth Amendment to Agreement and Plan of Merger, dated December
               29,  1995,  among  biosys,  inc.,  Ag Merger  Company,  Inc.  and
               AgriDyne Technologies, Inc. (16)
          3.1  Agreement and Plan of Merger, dated May 11, 1994,  containing the
               Certificate of Incorporation of biosys, inc. (8)
          3.2  Bylaws of biosys, inc. (8)
          3.3  Certificate  of  Amendment of  Certificate  of  Incorporation  of
               biosys, inc., filed March 30, 1995. (16)
          3.4  Certificate  of  Amendment of  Certificate  of  Incorporation  of
               biosys, inc., filed March 15, 1996.
          3.5  Certificate of Designation of Preferences  and Rights of Series A
               Preferred Stock of biosys, inc., filed March 22, 1996.
          4.1  Series C Preferred Stock Purchase Agreement between biosys,  inc.
               and certain investors dated December 23, 1991. (1)
         10.1  Master Lease Agreement dated August 14, 1991 between biosys, inc.
               and Western  Technology  Investment and various amendments to the
               Master Lease Agreement. (1)
         10.2  Master Lease  Agreement  dated December 29, 1988 between  biosys, inc.  and John  Hancock  Leasing  and various  amendments  to the
               Master Lease Agreement. (1)
         10.3  Private Label  Marketing  Agreement  dated August 7, 1991 between biosys, inc. and Chevron Chemical Company. (1), (2)
         10.4  Private Label  Marketing  Agreement  dated March 26, 1991 between biosys, inc. and CIBA-GEIGY Corporation. (1), (2)
         10.5  Description of biosys' Sales Incentive Compensation Arrangements.
               (1)
         10.6  Form of Director and Officer Indemnification Agreement. (1)
         10.7  Distribution  Agreement  dated  January 14, 1991 between  biosys, inc. and Dr. R. Maag. (1), (2)
         10.8  Toll  Manufacturing  Agreement  dated  December  9, 1991  between biosys, inc. and Archer-Daniels-Midland Company. (1), (2)
         10.9  Director and Consulting Agreement between biosys, inc. and Thomas
               Parton dated July 9, 1991. (1)
         10.10 Director and Consulting  Agreement  between biosys,  inc. and Dr.
               Alexander Cross, D.Sc. dated January 30, 1990. (1)
         10.11 biosys First Amended and Restated 1987 Stock Option Plan. (3)
         10.12 Exclusive Marketing Agreement dated April 6, 1992 between biosys, inc. and CIBA-GEIGY Limited. (4), (5)
         10.13 Joint  Development  Agreement  effective  October 1, 1992 between biosys, inc. and Sandoz Agro, Inc. (4), (5)
         10.14 Contract Manufacturing  Agreement dated December 2, 1993, between biosys, inc. and Archer-Daniels-Midland Company. (4), (7)
         10.15 Master  Equipment  Lease Agreement dated as of December 21, 1994, between biosys, inc. and Venture Lending and Leasing, Inc. (10)
         10.16 Lease  Schedule No.  8-001 to Master  Equipment  Lease  Agreement
               dated December 23, 1994 between biosys,  inc. and Venture Lending and Leasing, Inc. (10)
         10.17 Warrant  dated  December  23, 1994 from  biosys,  inc. to Venture
               Lending and Leasing, Inc. (10)
         10.18 Security  Agreement  dated December 21, 1994, by biosys,  inc. in favor of Venture Lending and Leasing, Inc. (10)
         10.19 Trademark Collateral  Assignment dated December 21, 1994, between biosys, inc. and Venture Lending and Leasing, Inc. (10)
         10.20 Patent  Collateral  Assignment  dated December 21, 1994,  between biosys, inc. and Venture Lending and Leasing, Inc. (10)
         10.21 Letter dated December 23, 1994, between Imperial Bank and biosys, inc. (10)
         10.22 Letter dated  December 20, 1994 between  biosys,  inc. and Sandoz
               Agro, Inc. (10)
         10.23 Letter to biosys,  inc.  from Joseph W. Kelly  dated  December 7,
               1994. (10)
         10.24 Letter to biosys,  inc. from Peter S. Carlson  dated  December 7,
               1994. (10)
         10.25 Letter to biosys,  inc.  from James H. Davis  dated  December  6,
               1994. (10)
         10.26 Proposal Letter dated March 21, 1995,  between  biosys,  inc. and
               Imperial Bank. (11)
         10.27 Security  and Loan  Agreement  dated  January 30,  1995,  between biosys, inc. and Imperial Bank. (11)
         10.28 Warrant to Purchase Stock dated January 26, 1995, between biosys, inc. and Imperial Bank. (11)
         10.29 General  Security  Agreement  dated  January  30,  1995,  between biosys, inc. and Imperial Bank. (11)
         10.30 biosys,  inc. Second Amended and Restated 1987 Stock Option Plan,
               as amended December 7, 1994. (11)
         10.31 Agreement,  dated March 31, 1995, between biosys, inc. and Joseph
               W. Kelly.  (11)
         10.32 Agreement, dated March 31, 1995, between biosys, inc. and Peter S. Carlson (11).
         10.33 Agreement,  dated March 31, 1995, between biosys,  inc. and James
               H. Davis. (11).
         10.34 Amendment #1 to Master  Equipment Lease Agreement dated March 29,
               1995, between biosys, inc. and Venture Lending and Leasing,  Inc.
               (11)
         10.35 Amendment #2 to Master  Equipment  Lease  Agreement dated May 30,
               1995, between biosys, inc. and Venture Lending and Leasing,  Inc.
               (12)
         10.36 Modification  Agreement dated May 26, 1995, between biosys, inc.,
               Crop  Genetics  International  Corporation,  Maryland  Industrial
               Development  Financing Authority,  and the First National Bank of
               Maryland. (12)
         10.37 Guaranty Agreement dated May 26, 1995, between biosys, inc., Crop
               Genetics   International    Corporation,    Maryland   Industrial
               Development  Financing Authority,  and the First National Bank of
               Maryland. (12)
         10.38 Pledge and Security Agreement dated May 26, 1995, between biosys,
               inc.,   Crop   Genetics   International   Corporation,   Maryland
               Industrial   Development  Financing  Authority,   and  the  First
               National Bank of Maryland. (12)
         10.39 Amendment #3 to Master  Equipment  Lease Agreement dated July 25,
               1995, between biosys, inc., and Venture Lending and Leasing, Inc.
               (15)
         10.40 Amendment #1 to the Security  and Loan  Agreement  dated July 21,
               1995 between biosys, inc., and Imperial Bank. (15)
         10.41 Amendment #2 to the Security and Loan Agreement  dated  September
               13, 1995 between biosys, inc., and Imperial Bank. (15)
         10.42 Warrant dated  September 1, 1995,  from biosys,  inc. to Imperial
               Bank. (15)
         10.43 Security and Loan Agreement,  dated  September 15, 1995,  between biosys, inc. and Imperial Bank. (15)
         10.44 Second  Modification  Agreement  dated  October 2, 1995,  between biosys, inc., Crop Genetics International  Corporation,  Maryland
               Industrial   Development  Financing  Authority,   and  the  First
               National Bank of Maryland. (15)
         10.45 Agreement,  dated September 15, 1995,  between  biosys,  inc. and
               Zeneca Limited. (4)(15)
         10.46 Amendment  #3 to the  Security  and Loan  Agreement  and  Warrant
               Agreement  dated  November  14, 1995  between  biosys,  inc.  and
               Imperial Bank. (16)
         10.47 Form of Convertible Promissory Note dated November 10, 1995. (16)
         10.48 Placing Agreement dated November 14, 1995,  between biosys,  inc.
               and Index Security S.A. (16)
         10.49 Amendment #4 to Master  Equipment  Lease Agreement dated November
               14, 1995 between  biosys,  inc. and Venture  Lending and Leasing,
               Inc. (16)
         10.50 Supply and  Marketing  Agreement  dated  November 7, 1995 between biosys, inc. and International Specialty Products. (16)
         10.51 Common Stock  Purchase  Agreement  dated  December 22, 1995 among biosys, inc. and certain investors. (16)
         10.52 Amendment #4 to the Security and Loan and Warrant Agreement dated
               December 20, 1995 between biosys, inc. and Imperial Bank. (16)
         10.53 Amendment  #5 to  the  Master  Equipment  Lease  Agreement  dated
               December 20, 1995 between  biosys,  inc. and Venture  Lending and
               Leasing, Inc. (16)
         10.54 Letter  Agreement  dated  as of  November  30,  1995  among  Crop
               Genetics  International   Corporation,   biosys,  inc.,  Maryland
               Industrial   Development  Financing  Authority,   and  the  First
               National Bank of Maryland. (16)
         10.55 Letter Agreement dated as of December 5, 1995 among Crop Genetics
               International  Corporation,  biosys,  inc.,  Maryland  Industrial
               Development  Financing  Authority and the First  National Bank of
               Maryland. (16)
         10.56 Form of Regulation D Subscription  Agreements  entered into March
               22, 1996 between  biosys,  inc. and the investors  executing such
               Agreements (the "Investors).
         10.57 Form of  Registration  Rights  Agreement,  entered into March 22,
               1996,  among  biosys,  inc.,  Swartz  Investments,  LLC  and  the
               Investors. (17)
         10.58 Warrants,  dated  March 21,  1996 from  biosys,  inc.  to certain holders named therein. (17)
         10.59 Letter Agreement dated as of January 31, 1996 among Crop Genetics
               International  Corporation,  biosys,  inc.,  Maryland  Industrial
               Development  Financing Authority,  and the First National Bank of
               Maryland. (17)
         10.60 Letter  Agreement dated as of March 15, 1996, among Crop Genetics
               International  Corporation,  biosys,  inc.,  Maryland  Industrial
               Development  Financing Authority,  and the First National Bank of
               Maryland. (17)
         10.61 Amendment #5 to the Security and Loan and Warrant Agreement dated
               February 9, 1996, between biosys, inc. and Imperial Bank. (17)
         10.62 Amendment #6 to the Security and Loan and Warrant Agreement dated
               March 12, 1996, between biosys, inc. and Imperial Bank. (17)
         10.63 Amendment  #6 to  the  Master  Equipment  Lease  Agreement  dated
               January 15, 1996,  between  biosys,  inc. and Venture Lending and
               Leasing, Inc. (17)
         10.64 Amendment  #7 to  the  Master  Equipment  Lease  Agreement  dated
               February 29, 1996,  between biosys,  inc. and Venture Lending and
               Leasing, Inc. (17)
         11.1  Statement regarding computation of net loss per share.
         21.1  Subsidiaries of biosys. (17)
         99.1  Joint Proxy Statement/Prospectus dated February 14, 1996.
         99.2  Independent Auditors Report of Earnst & Young LLP dated January
               27, 1995.
- --------------------
(1) Filed as an exhibit to biosys' Registration Statement on Form S-1 (No. 33-45100 filed January 15, 1992), and incorporated herein by reference.
(2) Portions of this exhibit have been omitted (which omissions have been circled in the filed exhibits) and filed separately with the Commission along with a request for confidential treatment of such portions pursuant to Rule 406 under the Securities Act of 1933, as amended.
(3)       Compensatory Plan.
(4) Portions of this exhibit have been omitted (which omissions have been circled in the filed exhibits) and filed separately with the Commission along with a request for confidential treatment of such portions pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(5) Filed as an exhibit to biosys' Annual Report on Form 10-K filed with the Commission on March 31, 1993, and incorporated herein by reference.
(6) Filed as an exhibit to biosys' current Report on Form 8-K filed with the Commission on May 13, 1993, and incorporated herein by reference.
(7) Filed as an exhibit to biosys' Annual Report on Form 10-K filed with the Commission on March 30, 1994, and incorporated herein by reference.
(8) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on August 10, 1994, and incorporated herein by reference.
(9) Filed as an exhibit to biosys' Current Report on Form 8-K, filed with the Commission on December 20, 1994, and incorporated herein by reference.
(10) Filed as an exhibit to biosys' Registration Statement on Form S-4 (No. 33-89498) filed with the Commission on February 13, 1995, and incorporated herein by reference.
(11) Filed as an exhibit to biosys' Annual Report on Form 10-K filed with the Commission on March 31, 1995, and incorporated herein by reference.
(12) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on May 12, 1995, and incorporated herein by reference.
(13) Filed as an exhibit to biosys' Current Report on Form 8-K, filed with the Commission on May 5, 1995, and incorporated herein by reference.
(14) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on August 14, 1995, and incorporated herein by reference.
(15) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on November 14, 1995, and incorporated herein by reference.
(16) Filed as an exhibit to biosys' Registration Statement on Form S-4 (No. 33-00496) filed with the Commission on February 13, 1996, and incorporated herein by reference.


B.       REPORTS ON FORM 8-K:

         There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

C        EXHIBITS:

         See Item 14(A) above.

D.       CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

         See Item 14(A) (2) above.

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia, State of Maryland, on June 5, 1996.

                              By: /s/ Michael R.N. Thomas
                              ---------------------------
                                  Michael R.N. Thomas
                                  Vice President and Chief Financial Officer,
                                  and Secretary/Treasurer
                                 (Principal Financial and Accounting Officer)

                                               Exhibit 99.2


                                      REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Crop Genetics International Corporation:

         We have audited the accompanying balance sheets of Crop Genetics International Corporation as of December 31, 1993 and 1994, and the related statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crop Genetics International Corporation at December 31, 1993 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

         As discussed in Note 4 to the financial statements, in 1993 the Company changed its method of accounting for income taxes.




Washington, D.C.                                     Ernst & Young LLP
January 27, 1995