Form 10-Q
period 1996-06-30
BIOSYS INC /CA/
filed 1996-08-14
CIK 883076

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                 --------------


            [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1996


                                       or

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date: 7,728,163 shares of the Company's Common Stock (par value $0.001) were outstanding as of July 31, 1996.

                                  biosys, inc.

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                 June 30,          December 31,
                                                  1996                 1995
                                                  ----                 ----

ASSETS

Current assets:

   Cash and cash equivalents                   $  2,659              $   1,755
   Accounts receivable                            3,875                  3,009
   Inventories                                    5,538                  4,086
   Prepaid expenses and other current assets        814                    500
                                               ---------              --------
          Total current assets                   12,886                  9,350

Property and equipment, net                       6,579                  6,421
Other assets, net                                   796                    586
Goodwill                                          3,875                    ---
                                               ---------              --------
                                                $24,136               $ 16,357
                                                =======               ========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:

   Accounts payable                            $  7,506               $ 4,767
   Short-term debt                                4,000                 5,250
   Accrued expenses                               1,423                 3,309
   Current portion of long-term obligations       1,423                   782
   Deferred credits                                 832                   931
                                                 ---------            --------
          Total current liabilities              15,184                15,039
                                                 ---------            --------

Long-term obligations, less current portion       2,582                 3,642
                                                 ---------            --------
          Total liabilities                      17,766                18,681
                                                 ---------            --------


Commitments and contingencies
Shareholders' equity (deficit):
   Convertible preferred stock, $.001 par
     value;5,000,000 shares authorized, 780
     shares issued and outstanding                  156                   ---
   Common stock, $.001 par  value; 30,000,000
     shares authorized, 7,494,200 and 5,598,828
     issued and outstanding                           7                     6
   Additional paid-in-capital                   146,400               126,315
   Accumulated deficit                         (140,136)             (128,592)
   Cumulative translation adjustment                (57)                  (53)
                                               ---------             ---------
          Total shareholders' equity (deficit)    6,370                (2,324)
                                               ---------             ---------
                                                $24,136             $  16,357
                                                ========             =========


See accompanying notes to condensed consolidated financial statements.

                                  biosys, inc.

                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                          Three Months Ended  Six Months Ended
                                               June 30,           June 30,

                                           1996     1995      1996    1995
                                           ----     ----      ----    ----

Revenues:

   Product sales ..................... $  6,326  $  8,402  $ 13,571  $ 14,422
   Contract research and development .      306      --         530      --
                                       --------  --------  --------  --------
      Total revenues .................    6,632     8,402    14,101    14,422

Operating costs and expenses:

   Cost of product sales .............    6,123     7,127    11,934    12,357
   Research and development ..........    1,622     1,723     3,093     3,829
   Marketing and selling .............      944     1,385     1,749     2,617
   General and administrative ........    1,013       931     1,930     1,942
   Purchased research and development      --        --       6,000      --
   Costs of mergers ..................     --         654        58     3,196
                                       --------  --------  --------  --------
    Total operating costs and expenses    9,702    11,820    24,764    23,941

Loss from operations .................   (3,070)   (3,418)  (10,663)   (9,519)

Interest and other expense ...........     (555)     (344)     (923)     (439)
Interest and other income ............       31        21        42       112
                                       --------  --------  --------  --------

Net loss ............................. $ (3,594) $ (3,741) $(11,544) $ (9,846)
                                       ========  ========  ========  ========

Net loss per share (Note 5) .......... $  (0.48) $  (0.80) $  (1.72) $  (2.23)
                                       ========  ========  ========  ========
Weighted average common shares
  outstanding ........................    7,488     4,692     6,720     4,407
                                       ========  ========  ========  ========



See accompanying notes to condensed consolidated financial statements.

                                  biosys, inc.

                 Condensed Consolidated Statements Of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                            1996        1995
                                                            ----        ----

Cash flows from operating activities:
   Net loss ...................................... ....   $(11,544)   $ (9,846)
Adjustments to reconcile net loss to net cash used
in operating activities:
   Depreciation and amortization .......................       684       1,088
   Loss on disposal of assets ..........................       --          148
   Purchased research and development ..................     6,000         --
   Warrants issued for loan modification ...............        56         --
   Changes in assets and liabilities:
        Accounts receivable ............................      (564)     (1,891)
        Inventories ....................................      (761)       (781)
        Prepaid expenses and other current assets ......       137         151
        Other assets ...................................       382       3,060
        Deferred credits ...............................       (99)         --
                                                            -------    --------
           Net cash used in operating activities .......    (6,062)     (7,665)
                                                            --------    --------
Cash flows from investing activities:
   Purchase of property and equipment ..................      (638)       (224)
   Cash acquired in AgriDyne acquisition ...............     2,041          --
    Proceeds from sales of assets and short-term
      investments.......................................        --         134
           Net cash provided by(used in)investing
           activities...................................     1,403         (90)
                                                            -------    --------

Cash flows from financing activities:
   Issuance of common stock, net of issuance costs ......        7           5
   Issuance of preferred stock, net of issuance costs ...    7,254          --
   Payments on debt .....................................   (1,426)       (595)
   Proceeds from issuance of debt .......................       --       1,910
   Principal payments on capitalized lease obligations ..     (243)       (276)
                                                            --------   --------
           Net cash provided by financing activities ....    5,592       1,044
                                                            --------    -------

Effect of exchange rate changes on cash .................      (29)        (32)
                                                            --------    -------
Net increase (decrease) in cash and cash equivalents ....      904      (6,743)
Cash and cash equivalents at beginning of period ........    1,755       8,377
                                                            --------    -------
Cash and cash equivalents at end of period ..............  $ 2,659     $ 1,634
                                                            ========   ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest .............  $   827     $   422
                                                           ========    ========

Supplemental disclosure of non-cash financing and
investing activities:
     Accretion of preferred stock dividends ............   $    155    $   --
    Common stock issued for acquisition of AgriDyne ....   $ 12,925    $   --

See accompanying notes to condensed consolidated financial statements biosys, inc.

       Condensed Consolidated Statement Of Shareholders' Equity (Deficit)
                          Six Months Ended June 30 1996
                        (in thousands, except share data)
                                   (unaudited)


                                  Convertible                        Additional                  Cumulative
                                Preferred Stock       Common Stock     Paid-In   Accumulated     Translation
                                Shares   Amount     Shares    Amount   Capital    Deficit        Adjustment         Total
                                ------   ------    -------    ------   -------    -------        ----------         -----


Balance at December 31, 1995 ... --    $   --    5,598,828   $    6  $ 126,315  $(128,592)      $    (53)         $ (2,324)


Issuance of common stock in
connection with acquisition
of AgriDyne (Note 3)              --        --    1,888,121        1     12,924         --             --            12,925

Issuance of preferred stock .... 780         1           --       --      7,253         --             --             7,254


Accretion of preferred stock
dividend........................  --       155           --       --       (155)        --             --                --



Issuance of common stock upon
exercise of options and issuance
of common stock warrants .......  --        --         7,251      --         63         --             --                63

Net Loss........................  --        --            --      --         --    (11,544)            --           (11,544)

Translation adjustment ........   --        --            --      --         --         --             (4)               (4)
                                  ---   ------    ---------  --------  --------   -------         --------        ---------


Balance at June 30, 1996 ......  780   $   156    7,494,200  $     7  $ 146,400  $(140,136)       $   (57)         $  6,370
                                 ===   =======   ==========  ========  ========= ==========       ========         ========



See accompanying notes to condensed consolidated financial statements biosys, inc.
              Notes to Condensed Consolidated Financial Statements
                         Six Months Ended June 30, 1996

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


Note 3. On March 31, 1995, biosys, inc. acquired Crop Genetics International Corporation ("CGI") in a transaction accounted for as a pooling of interests. Accordingly, all consolidated financial information for prior periods has been adjusted to include CGI financial data. During the six months ended June 30, 1996 and 1995, merger, severance and relocation costs of $58,000 and $2,898,000, respectively, were incurred by biosys related to the CGI merger. As of June 30, 1996, all significant merger, severance and relocation costs related to the CGI merger have been incurred.


                  On March 15, 1996, the Company acquired AgriDyne Technologies, Inc. ("AgriDyne"), in a merger whereby AgriDyne became a wholly-owned subsidiary of the Company. To effect the merger, the Company issued approximately 1.9 million shares of its common stock in exchange for all of the outstanding shares of AgriDyne common stock based on a conversion ratio of 0.28664 of a share of biosys common stock for each share of AgriDyne common stock. From the initial announcement of the merger, in April 1995, through September 30, 1995, the Company anticipated accounting for the merger as a pooling of interests. During that period the Company charged to expense $452,000 for printing, professional services and other costs related to the merger. Subsequent to September 30, 1995, due to changes in facts and circumstances, the Company determined that purchase accounting was the appropriate method of accounting for the merger. Thus, all costs related to the merger incurred subsequent to September 30, 1995 have been treated as additional purchase consideration. Of the aggregate purchase price of $13,592,000, $3,717,000 has been allocated to net tangible assets acquired, $6,000,000 to in-process research and development and $3,875,000 to goodwill.




Note 4.           Inventories consisted of the following:


                                           June 30,         December 31,
                                            1996                1995

                  Raw materials ........ $2,679,000        $2,576,000
                  Work-in-process ......    536,000           225,000
                  Deferred growing costs    765,000           471,000
                  Finished goods .......  1,558,000           814,000
                                         ----------        ----------

                                         $5,538,000        $4,086,000
                                         ----------        ----------

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

         biosys currently markets its products for use predominantly in the northern hemisphere, where the growing season generally runs from March to October. The seasonal nature of agriculture will cause biosys' product revenues for certain products to be concentrated in these months and will result in substantial variations in financial results from quarter to quarter. biosys' product revenues could be adversely affected by unusual weather conditions, or low insect infestation during this time period. Commercial introduction of additional products is contingent upon, among other factors, completion of field testing prior to establishing labeling claims. To date in 1996, biosys has sold and/or registered new product entries in the U.S., Thailand, Mexico and Australia. In the case of baculovirus based products, registration is required prior to product sales in the U.S. (from the Environmental Protection Agency) as well as in certain countries abroad. In May 1996, biosys received the first U.S. registration of any baculovirus product and obtained an order from the U.S.D.A. for biosys' Gemstar product. Unusual weather conditions and other factors may delay field tests, label development and commercialization. biosys' quarterly operating results may also be affected by fluctuations in the demand for products by contract manufacturing clientele, and the timing or amount of revenue to be recognized from major customers or potential new contract manufacturing arrangements. In addition, biosys' quarterly operating results may be affected by the timing of biosys' entering into research and development or collaborative arrangements and any payments made to or expenses incurred by biosys in connection with such arrangements. While biosys anticipates that it may enter into such arrangements in the future, there can be no assurance that it will do so, and, if it does, it cannot predict the timing or amount of revenue derived from such arrangements.

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


Results of Operations


         Total revenues for the second quarter of 1996 were $6,632,000 compared to $8,402,000 for the second quarter of 1995, a decrease of 21.1%. Product sales were $6,326,000 in the second quarter of 1996, 24.7% less than product sales of $8,402,000 in the same period in 1995. The decrease in revenues is attributable to earlier delivery in 1996 of pheromone product to fulfill a recurring annual order from Egypt and related parties, and unusually wet, cool spring weather conditions in the U.S. in 1996. biosys, for the third consecutive year, was granted a significant tender award related to the control of pink bollworm in the Egyptian cotton crop. The timing of product delivery was such that most of the Egyptian revenues in 1996 occurred in the first quarter, with only $900,000 in the second quarter, while in 1995 a majority, $3,500,000, of such revenues were earned in the second quarter. Total revenues for the six months ended June 30, 1996 decreased 2.2% to $14,101,000 from total revenues of $14,422,000 in
1995. A major reason for this slight net decrease was the unusually wet, cool spring weather conditions in 1996, which significantly impacted the U.S.consumer market. This shortfall was partially offset by gains in other markets.


         biosys achieved a gross margin on product sales of $203,000, or 3.2%, for the second quarter ended June 30, 1996, versus a gross margin of $1,275,000 or 15.2% for the second quarter of 1995. For the first six months of 1996, biosys achieved a gross margin on product sales of $1,637,000 or 12.1% versus a gross margin of $2,065,000 or 14.3% for the first half of 1995. The decrease in gross margin is attributable to the sales volume decreases described above and their effect on overhead recovery. In March 1996, biosys modified its long-term manufacturing agreement for the Decatur, IL facility. Under the terms of the revised agreement, biosys' fixed costs will be reduced 40% while maintaining adequate availability of current and future capacity to manufacture the full range of its nematode product line and associated contract manufacturing businesses. The revised agreement should positively impact biosys' future gross margins. Because of the seasonality and perishability of biosys' nematode-based products, weather-related demand and other sales mix variables, the required timing to produce inventory may affect the absorption of production overhead and impact gross margins as measured on a quarterly basis, when compared to manufacturing operations involving different technologies, where production may occur on a more even basis between periods.

         Total operating costs and expenses (excluding cost of product sales, purchased research and development, and costs of mergers) decreased by 11.4% to $3,579,000 in the second quarter of 1996 compared to $4,039,000 for the same quarter in 1995. Year-to-date these costs have decreased 19.3% from $8,388,000 in 1995 to $6,772,000 in 1996. These decreases in operating costs and expenses were accomplished despite incurring costs related to running and combining the previously separate operations of biosys and AgriDyne during the second quarter of 1996.


         Research and development expenses were $1,622,000 for the second quarter of 1996, as compared to $1,723,000 for the second quarter of 1995, a decrease of 5.9%. Research and development expenses for the six months ended June 30, 1996 decreased to $3,093,000 from $3,829,000 incurred during the same period of 1995. The decreases were primarily due to completion or rationalization of certain research projects and other cost control measures.


         Marketing and selling expenses for the second quarter of 1996 decreased 31.8% to $944,000 as compared to $1,385,000 for the second quarter of 1995. For the six months ended June 30, 1996, marketing and selling expenses were $1,749,000 versus $2,617,000 for the corresponding period of 1995, a decrease of 32.2%. These decreases relate to the net impact of consolidation of distribution outlets and other efficiencies gained in the merger, and cost control measures.


         General and administrative expenses were $1,013,000 for the second quarter of 1996 as compared to $931,000 for the second quarter of 1995, an increase of 8.8%. General and administrative expenses for the six months ended June 30, 1996 were $1,930,000 versus $1,942,000 for the six months ended June 30, 1995. Significant cost reductions have been achieved in 1996 in consolidated efficiencies following the CGI merger, particularly the consolidation into one headquarter's facility in August 1995. These cost reductions have been offset by dual costs incurred in combining biosys' and AgriDyne's operations and increased investment in human resources, quality assurance and investor relations.


         At the time of the CGI merger announcement in December 1994, the Company anticipated that an aggregate of approximately $4,100,000 in merger, severance and relocation costs would be incurred by biosys and CGI related to their combination. Through June 30, 1996, such costs amounted to $4,524,000. As of June 30, 1996, all significant merger, severance and relocation costs related to the CGI merger have been incurred.


         At the time of the AgriDyne merger announcement on April 28, 1995, the Company anticipated accounting for the merger as a pooling of interests. Under this accounting method the Company was expensing costs related the merger as incurred. Through September 30, 1995, $452,000 of expense was recorded. Subsequent to September 30, 1995, due to changes in facts and circumstances, the Company determined that purchase accounting was the appropriate method of accounting for the merger. Thus, all costs related to the merger incurred subsequent to September 30, 1995 have been treated as additional purchase consideration. Of the aggregate purchase price of $13,592,000, $3,717,000 has been allocated to net tangible assets acquired, $6,000,000 to in-process research and development and $3,875,000 to goodwill.

Liquidity and Capital Resources

     biosys is experiencing negative cash flow from operations and it is expected that biosys will continue to experience negative operating cash flow through the end of 1996 and potentially thereafter. Even with the cash and cash equivalents of AgriDyne, the net proceeds from the Preferred Share Financing (defined below), and projected improvements in cash flow from operations, the funding of future operations will require further infusion of capital. Based on its current operating levels, the Company believes that it has sufficient cash resources to maintain operations into early September 1996. biosys is actively pursuing a variety of funding initiatives. There can be no assurances additional financing will be obtained in the short-term or thereafter or that adequate revenue growth and reduction of operating losses will be achieved, and even if they are, management of biosys may choose additionally to supplement the Company's cash position. Potential sources of additional funding include private equity financing, mergers, collaborative research or marketing arrangements or other strategic initiatives. Under the terms of the Loan Notes (defined below), CGI Credit Facility (defined below), and Lease Financing (defined below), approval is required before biosys may enter into any merger or acquisition or enter into a major debt agreement. Under the terms of the Preferred Share Financing, approval is required before biosys may enter into any preferred shares financing and may be required under certain circumstances before biosys may enter into any merger or acquisition. If additional funds are raised by biosys through the issuance of equity securities, securities convertible into or exercisable for equity securities, or an equity securities exchange, the percentage ownership of the then current stockholders of biosys will be reduced. biosys may issue an additional series of preferred stock with rights, preferences or privileges senior to those of the biosys Common Stock. biosys does not have any current commitment or arrangement to obtain funding and there can be no assurance that any required financing of biosys will be available on acceptable terms, if at all. The unavailability of any required financing, the inability to renegotiate current debt financing arrangements, required to be renegotiated by the terms thereof (as described below), or the risks affecting financial performance referenced above could prevent or delay the continued development and marketing of the products of biosys, could result in cancellation of key operating contracts, could require curtailment or sale of operations of biosys and could result in the bankruptcy or insolvency of biosys.
         On March 26, 1996, biosys completed the sale of an aggregate of 780 shares of biosys Series A Preferred Stock (the "Preferred Shares") at $10,000 per share or an aggregate purchase price of $7.8 million, which resulted in net proceeds of $7.25 million after the payment of placement fees of approximately $550,000, to a group of institutional accredited investors in a private placement (the "Preferred Share Financing"). The Preferred Shares were offered and sold in reliance on the exemption from registration under the Securities Act set forth in Regulation D under the Securities Act. In connection with the issuance of the Preferred Shares, warrants to purchase up to 80,889 shares of biosys Common Stock were issued to the placement agent and related parties (the "Warrants"). The Warrants are exercisable over a five-year term and have an exercise price of $6.75. In accordance with the registration rights agreements between biosys and the purchasers of the Preferred Shares, biosys effected a "shelf" registration of the Common Stock issuable upon conversion of the Preferred Shares and, exercise of the Warrants, and will use its best efforts to keep such registration statement effective for up to three years after the closing.

         The Preferred Shares may be converted into biosys Common Stock at a conversion price which is the lower of (i) $6.75, or (ii) 85% of the average closing bid price for the five trading days prior to the date the investor gives notice of conversion. The Preferred Shares shall automatically be converted into biosys Common Stock, if not previously converted, on March 22, 1999. The Preferred Shares principal amount accretes at an annual rate of 8%, payable in stock upon conversion to biosys Common Stock. The Preferred Shares may be redeemed at the option of the Company at the time of conversion at a price that would give the investor the same return as would have been received had the investor converted on the day the redemption occurs and sold the Common Stock issued upon conversion. biosys also may, at its option, redeem the Preferred Shares commencing at any time after March 26, 1997 at a price per share equal to a specified percentage, commencing at 130% and declining to 115% in 1999, of the original purchase price plus all accrued and unpaid accretion.

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

         biosys currently has a lease financing arrangement, as amended in writing on March 29, 1995, May 30, 1995, July 25, 1995, September 26, 1995,
November 14, 1995, January 15, 1996, February 29, 1996, May 13, 1996 and August 13, 1996 for existing equipment in the amount of up to $2,500,000, subject to regular monthly repayment, under which biosys had approximately $1,481,000 outstanding as of June 30, 1996 (the "Lease Financing"). Extensions of funds under the Lease Financing are subject to certain lending limit conditions and financial covenants identical to those agreed under the Line of Credit Facility (defined below). The Company and the Lease Financing lender had agreed to negotiate new financial covenants following renewal of the Line of Credit Facility. No covenants are contained in the Loan Notes, but the Lease Financing lender has waived any default under the Lease Financing through August 31, 1996. Separate financial covenants will be negotiated for the Lease Financing but there can be no assurance that such covenants will be met in the future by biosys. If biosys is in default, and such default is not waived, then the Lease Financing lender may accelerate biosys' payment obligations and may exercise other rights and remedies as a secured creditor as granted under the Lease Financing and by law, including, but not limited to, foreclosure on substantially all of biosys' assets which were pledged as security for the Lease Financing. The consequences of exercise by the Lease Financing lender of such remedies could include prevention or delay of the continued development and marketing of the products of biosys or curtailment of the operations of biosys. In addition, the inability of biosys to comply with the requirements of the Lease Financing could lead to the insolvency or bankruptcy of biosys.

         biosys had a working capital line of credit with a bank entered into during 1995, as amended on July 21, 1995, September 13, 1995, November 14, 1995, December 20, 1995, February 9, 1996, March 12, 1996 and May 13, 1996 (the "Line of Credit Facility") that allowed for borrowings of up to $5,250,000. The Line of Credit Facility expired on June 5, 1996, but was extended on an interim basis pending negotiations for renewal. As of June 30, 1996, $4,000,000 was outstanding under the Line of Credit Facility. On July 26, 1996, $500,000 of the Line of Credit Facility was repaid and the bank agreed to the continuation of the remaining $3,500,000 of indebtedness pursuant to the terms of two secured promissory notes of $3,000,000 and $500,000 respectively, and preexisting security documentation (the "Loan Notes") as successor to the Line of Credit Facility. The Loan Notes do not contain financial covenants, and were originally due and payable on August 15, 1996. On August 14, 1996, the due date of the Loan Notes was extended to September 30, 1996. If biosys is unable to obtain further extension of the Loan Notes, the $3,500,000 currently outstanding will become immediately due and payable. biosys is not currently able to pay in full the $3,500,000 obligation. Consequently if an extension is not obtained, the bank may exercise its rights and remedies as a secured creditor, as granted under the Loan Notes and by law, including, but not limited to, foreclosure on substantially all of biosys' assets which were pledged as security for the Loan Notes. The Loan Notes also require the lender's consent before biosys may enter into future merger, acquisition or debt agreements and restrict biosys' payment of cash dividends and repurchase of Common Stock. Borrowings under the Loan Notes are secured by substantially all of the assets of biosys. Interest on the borrowings is charged at the lender's prime rate plus 3% (11.25% as of June 30, 1996).

         The Loan Notes and the August 14, 1996 extension thereof required a commitment fee of $12,400 and issuance to the lender of warrants to purchase 173,333 shares of biosys Common Stock at an exercise price of the lesser of $3 per share or the lowest closing price per share of biosys Common Stock during the existence of the Loan Notes . In addition, pre-existing warrants to purchase 124,385 shares of biosys Common Stock held by the bank were repriced to the same exercise price as the warrants issued in connection with the Loan Notes.

         CGI has a credit facility (the "CGI Credit Facility") pursuant to which it received $3,400,000 in debt financing. At June 30, 1996 approximately $2,524,000 was outstanding under this facility. Under the CGI Credit Facility, CGI was required to maintain a tangible net worth of $3,000,000, and obtain the prior approval of the First National Bank of Maryland (the "Bank") and the Maryland Industrial Development Financing Authority ("MIDFA"), the guarantor of the loan, prior to making any loans or advances to other persons, including biosys. CGI breached these covenants concurrent with the merger of biosys and CGI on March 31, 1995. Pursuant to an agreement dated May 26, 1995, as amended on June 29, 1995, July 31, 1995, August 29, 1995 (the "First Modification Agreement'), the Bank and MIDFA permanently waived such defaults in return for
(i) reduction of the loan's principal balance by $565,000 through liquidation of a certificate of deposit required to be held as collateral by the Bank pursuant to terms of the loan, and (ii) biosys' guarantee of the CGI Credit Facility. A second modification agreement, dated October 2, 1995, as amended on December 5, 1995, January 31, 1996, March 15, 1996 and April 1, 1996 (the "Second Modification Agreement") required that (i) CGI maintain a positive shareholders' equity, (ii) by May 1, 1996, the Bank and biosys agree to the establishment of financial covenants which would supersede the existing financial covenants,
(iii) commencing on December 1, 1995 and continuing until January 2, 1996, biosys would prepay loan principal each month by approximately $50,500, plus all accrued and unpaid interest, (iv) commencing on February 1, 1996 and continuing on the first day of each month thereafter up to and including December 1, 1996, biosys prepay loan principal each month by approximately $25,000, plus all accrued and unpaid interest, (v) commencing on January 2, 1997 and continuing on the first day of each month thereafter up to and including August 1, 1998, biosys prepay loan principal each month by approximately $119,700, plus all accrued and unpaid interest and, (vi) on or before September 1, 1998, biosys pay all principal and interest that remains outstanding under the CGI Credit Facility, plus all late charges, expenses and attorneys' fees owned thereunder. On May 1, 1996, the Bank, MIDFA and biosys executed a third modification agreement (the "Third Modification Agreement") pursuant to which, (i) biosys and the Bank met the requirement under the Second Modification Agreement to agree on the superseding of the existing financial covenants by outlining an acceptable process by which biosys agrees to disclose to the Bank and MIDFA the financial covenants or tests it agrees to regarding its Line of Credit Facility and to automatically become bound to comply substantially with those same financial covenants or tests for the benefit of the Bank, (ii) the Bank and MIDFA approved the subleasing of 9,600 square feet of space in biosys' building and biosys assigned its interest in and to the sub-lease to the Bank and MIDFA as further collateral under the CGI Credit Facility, and (iii) the Bank and MIDFA authorized biosys to grant a conditional right of first refusal to Zeneca Limited plc ("Zeneca") to purchase certain specified equipment assets of the Company related to the production of viruses pursuant to a joint development agreement between biosys and Zeneca and biosys executed a Supplemental Security Agreement in favor of the Bank and MIDFA regarding said assets. In connection with the expiration of the Line of Credit Facility, biosys has confirmed with the Bank that they are in compliance with all provisions of the CGI Credit Facility as of August 14, 1996. There can be no assurance that all of the foregoing events will have occurred by the dates required. If all such events do not occur in the time required, default would occur under the CGI Credit Facility which may entitle the Bank and MIDFA to accelerate payment of all CGI Credit Facility indebtedness and to exercise the other rights and remedies under the CGI Credit Facility and by law. A default and subsequent acceleration of the agreements governing the Loan Notes, Lease Financing or CGI Credit Facility would result in cross defaults under the agreements governing the other arrangements. The exercise of rights and remedies under the Loan Notes, Lease Financing or Modification Agreements could prevent or delay the continued development and marketing of biosys' products, could require curtailment or sale of the operations of biosys, could result in cancellation of key operating contracts and could result in the insolvency or bankruptcy of biosys.

         During 1995, the Company received notice from Nasdaq indicating that as a result of biosys' failure to maintain $4 million of net tangible assets, as required by the NASD bylaws governing continuance on the Nasdaq National Market, biosys' Common Stock would be delisted if the required net tangible assets condition were not satisfied. As a consequence of the AgriDyne merger and the infusion of net equity of approximately $7,250,000 from the Preferred Share Financing, both of which occurred in March 1996, the Company satisfied the Nasdaq net tangible assets requirement as of March 22, 1996. Losses in the quarter ended June 30, 1996 have caused biosys to fall below the Nasdaq net tangible asset requirement. No notification arising from this condition has to date been received from Nasdaq. If notification is given by Nasdaq and no temporary exemption is granted by Nasdaq, or even if temporary exemption is granted and further equity financing or other means of increasing net tangible assets is not available, biosys' Common Stock would be delisted from the Nasdaq National Market. biosys is actively pursuing a variety of financing and strategic initiatives sufficient to satisfy the Nasdaq net tangible asset requirement. However, there can be no assurance that such initiatives will be achieved, or, if achieved, that Nasdaq will permit such financing to suffice for maintenance on the Nasdaq National Market. A delisting of biosys from Nasdaq could adversely affect the value and liquidity of the shares of biosys Common Stock and restrict the Company's future ability to raise equity capital.

         The Price Waterhouse LLP report dated March 29, 1996, on biosys' 1995 consolidated financial statements, contains an explanatory paragraph regarding biosys' ability to continue as a going concern.

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


         At the time of the CGI merger announcement in December 1994, the company anticipated that an aggregate of approximately $4,100,000 in merger, severance and relocation costs would be incurred by biosys and CGI, related to their combination. As of June 30, 1996, such costs amounted to $4,524,000. As of June 30, 1996, management believes all significant merger, severance and relocation costs related to the CGI merger have been incurred.

         biosys' management believes that the future cost savings which are expected to be realized from the consolidation of the two companies, and the attendant elimination of duplicate employee positions, functions and facilities, and the additional product sales and contribution ultimately will be greater than the aggregate merger-related costs.

biosys/AgriDyne Merger Expenses


         In April 1996, biosys' management completed the process of consolidating biosys and AgriDyne's separate research and development, selling and marketing, and general and administrative functions. Research programs that were redundant or deemed strategically unnecessary were rationalized. To accomplish such consolidation and rationalization, approximately 10 of AgriDyne's total employees (including all of AgriDyne's executive officers in their capacity as officers) were terminated and certain AgriDyne employees have either relocated to Maryland, or, for those employees who were located in the field, (in the case of marketing employees) remained in those locations.

         At the time of the AgriDyne merger announcement in April 1995, the company anticipated accounting for the merger as a pooling of interests and estimated that an aggregate of approximately $725,000 would be incurred by biosys related to the merger. During the first nine months of 1995, such costs amounted to $452,000. Subsequent to September 30, 1995, due to changes in facts and circumstances, biosys determined that purchase accounting was the appropriate method of accounting for the merger. Thus, all costs related to the merger subsequent to September 30, 1995, have been treated as additional purchase consideration. Of the aggregate purchase price of $13,592,000, $3,717,000 has been allocated to net tangible assets acquired, $6,000,000 to in-process research and development and $3,875,000 to goodwill.


         biosys' management believes that the future cost savings which are expected to be realized from the consolidation of the two separate companies, and the attendant elimination of duplicate employee positions, functions and facilities, and the additional product sales and contribution ultimately will be greater than the merger-related costs incurred..

Capital Equipment Expenditures

         During  the  quarter  ended  June  30,  1996,   the  Company   expended
approximately $213,000 for pilot plant, capital equipment, furniture, and leasehold improvements.

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

Item 3.  Defaults Upon Senior Securities
               None

Item 4.  Submission of Matters to Vote of Security Holders
               None
Item 5.   Other Information
               None

Item 6.   Exhibits and Reports on Form 8-K



          2.1  Asset Purchase Agreement among biosys,inc., AgriSense, Provesta
               Corporation and Dow Corning  Enterprises,  Inc.,  dated April 30,
               1993. (6)
          2.2  Agreement and Plan of Merger dated as of December 8, 1994 among
               biosys,   inc.,   CGI  Merger  Co.,   Inc.   and  Crop   Genetics
               International Corporation. (9), (10)
          2.3  Agreement and Plan of Merger dated as of April 28, 1995 among biosys, inc., Ag Merger Company, Inc., and AgriDyne Technologies,
               Inc. (13)
          2.4  Amendment to Agreement and Plan of Merger, dated August 1, 1995, among  biosys,  inc.,  Ag  Merger  Company,  Inc.,  and  AgriDyne
               Technologies, Inc. (16)
          2.5  Second Amendment to Agreement and Plan of
               Merger,  dated October 30, 1995,  among  biosys,  inc., Ag Merger
               Company, Inc., and AgriDyne Technologies, Inc. (16)
          2.6  Third  Amendment to Agreement and Plan of Merger, dated November
               16,  1995,  among  biosys,  inc.,  Ag Merger  Company,  Inc.  and
               AgriDyne Technologies, Inc. (16)
          2.7  Fourth Amendment to Agreement and Plan of Merger, dated December
               29,  1995,  among  biosys,  inc.,  Ag Merger  Company,  Inc.  and
               AgriDyne Technologies, Inc. (16)
          3.1  Agreement and Plan of Merger, dated May 11, 1994,  containing the
               Certificate of Incorporation of biosys, inc. (8)
          3.2  Bylaws of biosys, inc. (8)
          3.3  Certificate  of  Amendment of  Certificate  of  Incorporation  of
               biosys, inc., filed March 30, 1995. (16)
          3.4  Certificate  of  Amendment of  Certificate  of  Incorporation  of
               biosys, inc., filed March 15, 1996. (17)
          3.5  Certificate of Designation of Preferences  and Rights of Series A
               Preferred Stock of biosys, inc., filed March 22, 1996. (17)
          4.1  Series C Preferred Stock Purchase Agreement between biosys,  inc.
               and certain investors dated December 23, 1991. (1)
         10.1  Master Lease Agreement dated August 14, 1991 between biosys, inc.
               and Western  Technology  Investment and various amendments to the
               Master Lease Agreement. (1)
         10.2  Master Lease  Agreement  dated December 29, 1988 between  biosys, inc.  and John  Hancock  Leasing  and various  amendments  to the
               Master Lease Agreement. (1)
         10.3  Private Label  Marketing  Agreement  dated August 7, 1991 between biosys, inc. and Chevron Chemical Company. (1), (2)
         10.4  Private Label  Marketing  Agreement  dated March 26, 1991 between biosys, inc. and CIBA-GEIGY Corporation. (1), (2)
         10.5  Description of biosys' Sales Incentive Compensation Arrangements.
               (1)
         10.6  Form of Director and Officer Indemnification Agreement. (1)
         10.7  Distribution  Agreement  dated  January 14, 1991 between  biosys, inc. and Dr. R. Maag. (1), (2)
         10.8  Toll  Manufacturing  Agreement  dated  December  9, 1991  between biosys, inc. and Archer-Daniels-Midland Company. (1), (2)
         10.9  Director and Consulting Agreement between biosys, inc. and Thomas
               Parton dated July 9, 1991. (1)
         10.10 Director and Consulting  Agreement  between biosys,  inc. and Dr.
               Alexander Cross, D.Sc. dated January 30, 1990. (1)
         10.11 biosys First Amended and Restated 1987 Stock Option Plan. (3)
         10.12 Exclusive Marketing Agreement dated April 6, 1992 between biosys, inc. and CIBA-GEIGY Limited. (4), (5)
         10.13 Joint  Development  Agreement  effective  October 1, 1992 between biosys, inc. and Sandoz Agro, Inc. (4), (5)
         10.14 Contract Manufacturing  Agreement dated December 2, 1993, between biosys, inc. and Archer-Daniels-Midland Company. (4), (7)
         10.15 Master  Equipment  Lease Agreement dated as of December 21, 1994, between biosys, inc. and Venture Lending and Leasing, Inc. (10)
         10.16 Lease  Schedule No.  8-001 to Master  Equipment  Lease  Agreement
               dated December 23, 1994 between biosys,  inc. and Venture Lending and Leasing, Inc. (10)
         10.17 Warrant  dated  December  23, 1994 from  biosys,  inc. to Venture
               Lending and Leasing, Inc. (10)
         10.18 Security  Agreement  dated December 21, 1994, by biosys,  inc. in favor of Venture Lending and Leasing, Inc. (10)
         10.19 Trademark Collateral  Assignment dated December 21, 1994, between biosys, inc. and Venture Lending and Leasing, Inc. (10)
         10.20 Patent  Collateral  Assignment  dated December 21, 1994,  between biosys, inc. and Venture Lending and Leasing, Inc. (10)
         10.21 Letter dated December 23, 1994, between Imperial Bank and biosys, inc. (10)
         10.22 Letter dated  December 20, 1994 between  biosys,  inc. and Sandoz
               Agro, Inc. (10)
         10.23 Letter to biosys,  inc.  from Joseph W. Kelly  dated  December 7,
               1994. (10)
         10.24 Letter to biosys,  inc. from Peter S. Carlson  dated  December 7,
               1994. (10)
         10.25 Letter to biosys,  inc.  from James H. Davis  dated  December  6,
               1994. (10)
         10.26 Proposal Letter dated March 21, 1995,  between  biosys,  inc. and
               Imperial Bank. (11)
         10.27 Security  and Loan  Agreement  dated  January 30,  1995,  between biosys, inc. and Imperial Bank. (11)
         10.28 Warrant to Purchase Stock dated January 26, 1995, between biosys, inc. and Imperial Bank. (11)
         10.29 General  Security  Agreement  dated  January  30,  1995,  between biosys, inc. and Imperial Bank. (11)
         10.30 biosys,  inc. Second Amended and Restated 1987 Stock Option Plan,
               as amended December 7, 1994. (11)
         10.31 Agreement,  dated March 31, 1995, between biosys, inc. and Joseph
               W. Kelly.  (11) 10.32  Agreement,  dated March 31, 1995,  between biosys, inc. and Peter S. Carlson (11).
         10.33 Agreement,  dated March 31, 1995, between biosys,  inc. and James
               H. Davis. (11).
         10.34 Amendment #1 to Master  Equipment Lease Agreement dated March 29,
               1995, between biosys, inc. and Venture Lending and Leasing,  Inc.
               (11)
         10.35 Amendment #2 to Master  Equipment  Lease  Agreement dated May 30,
               1995, between biosys, inc. and Venture Lending and Leasing,  Inc.
               (12)
         10.36 Modification  Agreement dated May 26, 1995, between biosys, inc.,
               Crop  Genetics  International  Corporation,  Maryland  Industrial
               Development  Financing Authority,  and the First National Bank of
               Maryland. (12)
         10.37 Guaranty Agreement dated May 26, 1995, between biosys, inc., Crop
               Genetics   International    Corporation,    Maryland   Industrial
               Development  Financing Authority,  and the First National Bank of
               Maryland. (12)
         10.38 Pledge and Security Agreement dated May 26, 1995, between biosys,
               inc.,   Crop   Genetics   International   Corporation,   Maryland
               Industrial   Development  Financing  Authority,   and  the  First
               National Bank of Maryland. (12)
         10.39 Amendment #3 to Master  Equipment  Lease Agreement dated July 25,
               1995, between biosys, inc., and Venture Lending and Leasing, Inc.
               (15)
         10.40 Amendment #1 to the Security  and Loan  Agreement  dated July 21,
               1995 between biosys, inc., and Imperial Bank. (15)
         10.41 Amendment #2 to the Security and Loan Agreement  dated  September
               13, 1995 between biosys, inc., and Imperial Bank. (15)
         10.42 Warrant dated  September 1, 1995,  from biosys,  inc. to Imperial
               Bank. (15)
         10.43 Security and Loan Agreement,  dated  September 15, 1995,  between biosys, inc. and Imperial Bank. (15)
         10.44 Second  Modification  Agreement  dated  October 2, 1995,  between biosys, inc., Crop Genetics International  Corporation,  Maryland
               Industrial   Development  Financing  Authority,   and  the  First
               National Bank of Maryland. (15)
         10.45 Agreement,  dated September 15, 1995,  between  biosys,  inc. and
               Zeneca Limited. (4)(15)
         10.46 Amendment  #3 to the  Security  and Loan  Agreement  and  Warrant
               Agreement  dated  November  14, 1995  between  biosys,  inc.  and
               Imperial Bank. (16)
         10.47 Form of Convertible Promissory Note dated November 10, 1995. (16)
         10.48 Placing Agreement dated November 14, 1995,  between biosys,  inc.
               and Index Security S.A. (16)
         10.49 Amendment #4 to Master  Equipment  Lease Agreement dated November
               14, 1995 between  biosys,  inc. and Venture  Lending and Leasing,
               Inc. (16)
         10.50 Supply and  Marketing  Agreement  dated  November 7, 1995 between biosys, inc. and International Specialty Products. (16)
         10.51 Common Stock  Purchase  Agreement  dated  December 22, 1995 among biosys, inc. and certain investors. (16)
         10.52 Amendment #4 to the Security and Loan and Warrant Agreement dated
               December 20, 1995 between biosys, inc. and Imperial Bank. (16)
         10.53 Amendment  #5 to  the  Master  Equipment  Lease  Agreement  dated
               December 20, 1995 between  biosys,  inc. and Venture  Lending and
               Leasing, Inc. (16)
         10.54 Letter  Agreement  dated  as of  November  30,  1995  among  Crop
               Genetics  International   Corporation,   biosys,  inc.,  Maryland
               Industrial   Development  Financing  Authority,   and  the  First
               National Bank of Maryland. (16)
         10.55 Letter Agreement dated as of December 5, 1995 among Crop Genetics
               International  Corporation,  biosys,  inc.,  Maryland  Industrial
               Development  Financing  Authority and the First  National Bank of
               Maryland. (16)
         10.56 Form of Regulation D Subscription  Agreements  entered into March
               22, 1996 between  biosys,  inc. and the investors  executing such
               Agreements (the "Investors). (17)
         10.57 Form of  Registration  Rights  Agreement,  entered into March 22,
               1996,  among  biosys,  inc.,  Swartz  Investments,  LLC  and  the
               Investors. (17)
         10.58 Warrants,  dated  March 21,  1996 from  biosys,  inc.  to certain holders named therein. (17)
         10.59 Letter Agreement dated as of January 31, 1996 among Crop Genetics
               International  Corporation,  biosys,  inc.,  Maryland  Industrial
               Development  Financing Authority,  and the First National Bank of
               Maryland. (17)
         10.60 Letter  Agreement dated as of March 15, 1996, among Crop Genetics
               International  Corporation,  biosys,  inc.,  Maryland  Industrial
               Development  Financing Authority,  and the First National Bank of
               Maryland. (17)
         10.61 Amendment #5 to the Security and Loan and Warrant Agreement dated
               February 9, 1996, between biosys, inc. and Imperial Bank. (17)
         10.62 Amendment #6 to the Security and Loan and Warrant Agreement dated
               March 12, 1996, between biosys, inc. and Imperial Bank. (17)
         10.63 Amendment  #6 to  the  Master  Equipment  Lease  Agreement  dated
               January 15, 1996,  between  biosys,  inc. and Venture Lending and
               Leasing, Inc. (17)
         10.64 Amendment  #7 to  the  Master  Equipment  Lease  Agreement  dated
               February 29, 1996,  between biosys,  inc. and Venture Lending and
               Leasing, Inc. (17)
         10.65 Letter  Agreement dated as of April 1, 1996,  among Crop Genetics
               International  Corporation,  biosys,  inc.,  Maryland  Industrial
               Development  Financing Authority,  and the First National Bank of
               Maryland.
         10.66 First  Amendment  to  Contract  Manufacturing  Agreement  between biosys, inc. and Archer-Daniels-Midland Company.
         10.67 Sub-Lease   Agreement   between   biosys,   inc.,  Crop  Genetics
               International  Corporation,  and Gene  Logic,  Inc.  dated May 2,
               1996.
         10.68 Third  Modification  Agreement dated May 1, 1996, between biosys,
               inc.,   Crop   Genetics   International   Corporation,   Maryland
               Industrial   Development  Financing  Authority,   and  the  First
               National Bank of Maryland.
         10.69 Amendment #7 to the Security and Loan and Warrant Agreement dated
               May 13, 1996, between biosys, inc. and Imperial Bank.
         10.70 Amendment #8 to the Master  Equipment  Lease  Agreement dated May
               13, 1996,  between biosys,  inc. and Venture Lending and Leasing,
               Inc
         10.71 $3,000,00 Note dated June 5, 1996, between biosys, inc. and
               Imperial Bank.
         10.72 $500,000 Note dated July 26, 1996, between biosys, inc. and
               Imperial Bank.
         10.73 Amendment #9 to the Master Equipment Lease Agreement dated
               May 13, 1996, between biosys, inc. and Venture Lending and
               Leasing Inc.
         11.1  Statement regarding computation of net loss per share.
         21.1  Subsidiaries of biosys. (17)
- --------------------
(1) Filed as an exhibit to biosys' Registration Statement on Form S-1 (No. 33-45100 filed January 15, 1992), and incorporated herein by reference.
(2) Portions of this exhibit have been omitted (which omissions have been circled in the filed exhibits) and filed separately with the Commission along with a request for confidential treatment of such portions pursuant to Rule 406 under the Securities Act of 1933, as amended.
(3)       Compensatory Plan.
(4) Portions of this exhibit have been omitted (which omissions have been circled in the filed exhibits) and filed separately with the Commission along with a request for confidential treatment of such portions pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(5) Filed as an exhibit to biosys' Annual Report on Form 10-K filed with the Commission on March 31, 1993, and incorporated herein by reference.
(6) Filed as an exhibit to biosys' current Report on Form 8-K filed with the Commission on May 13, 1993, and incorporated herein by reference.
(7) Filed as an exhibit to biosys' Annual Report on Form 10-K filed with the Commission on March 30, 1994, and incorporated herein by reference.
(8) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on August 10, 1994, and incorporated herein by reference.
(9 Filed as an exhibit to biosys' Current Report on Form 8-K, filed with the Commission on December 20, 1994, and incorporated herein by reference.
(10) Filed as an exhibit to biosys' Registration Statement on Form S-4 (No. 33-89498) filed with the Commission on February 13, 1995, and incorporated herein by reference.
(11) Filed as an exhibit to biosys' Annual Report on Form 10-K filed with the Commission on March 31, 1995, and incorporated herein by reference.
(12) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on May 12, 1995, and incorporated herein by reference.
(13) Filed as an exhibit to biosys' Current Report on Form 8-K, filed with the Commission on May 5, 1995, and incorporated herein by reference.
(14) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on August 14, 1995, and incorporated herein by reference.
(15) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on November 14, 1995, and incorporated herein by reference.
(16) Filed as an exhibit to biosys' Registration Statement on Form S-4 (No. 33-00496) filed with the Commission on February 13, 1996, and incorporated herein by reference.
(17) Filed as an exhibit to biosys' Annual Report on Form 10-K filed with the Commission on April 1, 1996, and incorporated herein by reference.
(18) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on May 15, 1996, and incorporated herein by reference.

B.       REPORTS ON FORM 8-K:

         There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  biosys, inc.




Date:          August 14, 1996                      By:  /s/ Michael R.N. Thomas
      -----------------------------------           Michael R.N. Thomas
                                                    Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT 11.1


                                  biosys, inc.


                      COMPUTATION OF NET LOSS PER SHARE (1)




                          For the Three Months Ended   For the Six Months Ended
                                   June 30,                    June 30,
                              1996        1995            1996          1995
                              ----        ----            ----          ----

Net loss .............. $(3,594,000) $ (3,741,000)  $ (11,544,000)  $(9,846,000)
                         ===========  ============   =============   ===========

Weighted average shares
outstanding:
   Common stock .......   7,488,187     4,691,772       6,719,914     4,406,678

Net loss per share .... $  (0.48)    $     (0.80)   $      (1.72)   $     (2.23)
                        ===========  ============   =============   ===========



- --------------------------

         (1) This Exhibit should be read in conjunction with Note 5 of Notes to Condensed Consolidated Financial Statements.