Form 10-Q
period 1996-09-30
BIOSYS INC /CA/
filed 1996-11-14
CIK 883076

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                 --------------


            [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1996


                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                 For the transition period from ______ to ______

                         Commission file number 0-19819



                                  biosys, inc.
                                  ------------

             (Exact name of registrant as specified in its charter)

                      Delaware                       94-2878645
                      ---------                      ----------
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)            Identification No.)

       10150 Old Columbia Road, Columbia, Maryland      21046
       --------------------------------------------   ----------
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


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date: 9,548,610 shares of the Company's Common Stock (par value $0.001) were outstanding as of October 31, 1996.







                                  biosys, inc.

                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                 September 30,    December 31,
                                                    1996            1995
                                                    ----            ----

ASSETS
------

Current assets:

   Cash and cash equivalents                      $    755       $   1,755
   Accounts receivable                               3,419           3,009
   Inventories (Note 6)                              4,531           4,086
   Prepaid expenses and other current assets           912             500
                                                   -------        --------
          Total current assets                       9,617           9,350

Property and equipment, net                          6,378           6,421
Other assets, net                                      824             586
Goodwill                                             3,875             ---
                                                   -------        --------
                                                   $20,694        $ 16,357
                                                   =======        ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------


Liabilities not subject to compromise
  Current liabilities:

    Accounts payable                               $  1,947       $   4,767
    Short-term debt                                   3,642           5,250
    Accrued expenses                                    401           3,309
    Current portion of long-term obligations             --             782
    Deferred credits                                    219             931
                                                   --------       ---------
          Total current liabilities                   6,209          15,039
                                                   --------       ---------


Long-term obligations, less current portion              --           3,642


Liabilities subject to compromise (Note 5)           10,852             ---
                                                    --------      ---------
          Total liabilities                          17,061          18,681
                                                    --------      ---------


Commitments and contingencies


Shareholders' equity (deficit):
   Convertible preferred stock, $.001 par
      value; 5,000,000 shares authorized,
      535 shares issued and outstanding in 1996         312             ---
   Common stock, $.001 par  value; 30,000,000
      shares authorized, 9,176,375 and 5,598,828
      issued and outstanding                              9               6
   Additional paid-in-capital                       146,340         126,315
   Accumulated deficit                             (142,987)       (128,592)
   Cumulative translation adjustment                    (41)            (53)
                                                   ---------      ----------
          Total shareholders' equity (deficit)        3,633          (2,324)
                                                   ---------      ----------
                                                    $20,694        $ 16,357
                                                   =========       =========


See accompanying notes to consolidated financial statements.






                                  biosys, inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,

                                          1996      1995       1996      1995
                                          ----      ----       ----      ----

Revenues:
---------

   Product sales                        $ 4,943   $ 5,246   $ 18,514   $ 19,668
   Contract research and development        194        76        724         76
                                        --------  --------  --------   ---------
     Total revenues                       5,137     5,322     19,238     19,744


Operating costs and expenses:
-----------------------------

   Cost of product sales                  4,798     4,631     16,732     16,988
   Research and development               1,246     1,829      4,339      5,658
   Marketing and selling                    821       912      2,570      3,529
   General and administrative               809       727      2,739      2,669
   Purchased research and development       ---       ---      6,000        ---
   Costs of mergers                         ---       765         58      3,961
                                        --------  --------  ---------  ---------

     Total operating costs and expenses   7,674     8,864     32,438     32,805

Loss from operations                     (2,537)   (3,542)   (13,200)   (13,061)

Interest and other expense                 (329)     (435)    (1,252)      (874)
Interest and other income                    15         2         57        114
                                        --------  --------  ---------   --------

Net loss                                $(2,851)  $(3,975)  $(14,395)  $(13,821)
                                        ========  ========  =========  =========

Net loss per share (Note 7)             $ (0.36)  $ (0.84)  $  (2.03)  $  (3.07)
                                        ========  ========  =========  =========
Weighted average common shares
  outstanding                             7,869     4,705      7,106      4,507
                                        ========  ========  =========  =========

See accompanying notes to consolidated financial statements.








                                  biosys, inc.

                      Consolidated Statements Of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                           1996         1995
                                                           ----         ----
Cash flows from operating activities:
   Net loss                                             $(14,395)     $(13,821)
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                           1,037         1,179
   Loss on disposal of assets                                ---            49
   Purchased research and development                      6,000           ---
   Warrants issued for loan modification                     153           ---
   Changes in assets and liabilities:
        Accounts receivable                                 (115)       (2,204)
        Inventories                                          254          (202)
        Prepaid expenses and other current assets             39           (12)
        Other assets                                        (426)          323
        Accounts payable and accrued expenses                203         3,245
        Deferred credits                                    (106)          ---
                                                        ---------     ---------
          Net cash used in operating activities           (7,356)      (11,443)
                                                        ---------     ---------

Cash flows from investing activities:
   Purchase of property and equipment                       (740)         (396)
   Cash acquired in AgriDyne acquisition                   2,041           ---
   Proceeds from sales of assets and
     short-term investments                                  ---           622

          Net cash provided by investing activities        1,301           226
                                                        ---------     ---------

Cash flows from financing activities:
   Issuance of common stock, net of issuance costs             8            24
   Issuance of preferred stock, net of issuance costs      7,254           ---
   Payments on debt                                       (2,042)         (646)
   Proceeds from issuance of debt                            182         5,374
   Principal payments on capitalized lease obligations      (328)         (349)
                                                        ---------     ---------
          Net cash provided by financing activities        5,074         4,403
                                                        ---------     ---------

Effect of exchange rate changes on cash                      (19)          (20)
                                                        ---------     ---------
Net decrease in cash and cash equivalents                 (1,000)       (6,834)
Cash and cash equivalents at beginning of period           1,755         8,377
                                                        ---------     ---------
Cash and cash equivalents at end of period              $    755      $  1,543
                                                        =========     =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest            $  1,080      $    580
                                                        =========     =========

Supplemental disclosure of non-cash financing and
  investing activities:
    Accretion of preferred stock dividends              $    311      $    ---
    Common stock issued for acquisition of AgriDyne     $ 12,925      $    ---
    Conversion of preferred stock to common stock       $      2      $    ---


See accompanying notes to consolidated financial statements








                                  biosys, inc.

            Consolidated Statement Of Shareholders' Equity (Deficit)
                       Nine Months Ended September 30 1996

                        (in thousands, except share data)
                                   (unaudited)


                                    Convertible                          Additional                     Cumulative
                                   Preferred Stock      Common Stock      Paid-In    Accumulated        Translation
                                   Shares  Amount     Shares    Amount    Capital      Deficit          Adjustment        Total
                                   ------  ------     ------    ------    -------      -------          ----------        -----


Balance at December 31, 1995         ---    $---    5,598,828   $ 6      $126,315     $(128,592)           $(53)        $(2,324)


Issuance of common stock in
connection with acquisition
of AgriDyne (Note 4)
                                     ---     ---    1,888,121     1        12,924           ---             ---          12,925

Issuance of preferred stock          780       1          ---   ---         7,253           ---             ---           7,254


Accretion of preferred stock
dividend
                                     ---     311          ---   ---          (311)          ---             ---             ---



Issuance of common stock upon
exercise of options and issuance
of common stock warrants             ---     ---        8,718   ---           161           ---             ---             ---



Issuance of common stock upon
conversion of preferred stock       (245)    ---    1,680,708     2            (2)          ---             ---             ---


Net loss                             ---     ---          ---   ---           ---       (14,395)            ---         (14,395)

Translation adjustment               ---     ---          ---   ---           ---           ---              12              12
                                    -----   ----    ---------  ----         ------     ---------           -----        --------


Balance at September 30, 1996        535    $312    9,176,375   $ 9      $146,340     $(142,987)           $(41)        $ 3,633
                                    =====   ====    =========   ====     =========    ==========           =====        =======


See accompanying notes to consolidated financial statements







                                  biosys, inc.
                   Notes to Consolidated Financial Statements
                      Nine Months Ended September 30, 1996

                                   (unaudited)


Note 1. biosys, inc. ("biosys" or the "Company") has been experiencing negative cash flow from operations and it is expected that biosys will continue to experience negative operating cash flow through the end of 1996 and potentially thereafter. Despite certain funding and collaborative initiatives pursued by the Company during the third quarter and prior periods, the Company has not been successful in procuring adequate funds to satisfy creditor needs. Contributing factors including weather related impact on revenue growth, depressed mid-year stock market conditions and the dilutive implications arising from the actual and potential conversions of the Company's convertible preferred shares into common shares have hindered the Company's initiatives. Accordingly, on September 27, 1996, the Company and one of its subsidiaries, Crop Genetics International, (collectively the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the "Filings") in order to protect themselves from their creditors. See condensed combined financial statements of the Debtors in Note 9.

          The Debtors are presently operating as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Maryland. The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business.

          In the Chapter 11 cases, substantially all the Debtors' liabilities as of the date of the Filings are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and shareholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filings as shown by the Debtors' accounting records. Any differences between amounts shown by the Debtors and claims filed by creditors will be investigated and resolved. The amount and settlement terms for any such disputed liabilities are subject to approval by the Bankruptcy Court. The adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization, and, accordingly, the ultimate amount such liabilities will be settled for is not presently determinable. Pursuant to bankruptcy law, the Debtors presently possess the exclusive right to file a plan of reorganization through January 25, 1997.

          The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future operations and financing sources to meet obligations. As a result of the Filings and related circumstances, however, such realization of assets and liquidation of liabilities is subject to significant uncertainty.
          While under protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to a recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization. As of September 30, 1996, the Company has not realized any gains or incurred any material charges related to the reorganization.

Note 2. The above financial information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management of biosys, necessary for the fair presentation of the results for the interim periods presented. The interim results are not necessarily indicative of results for a full fiscal year. The financial statements and notes are presented on a basis, as permitted by the Securities and Exchange Commission, and should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

Note 3. Effective March 15, 1996, the Company effected a one for two and one-half reverse stock split of its common stock (the "Reverse Stock Split"). All common stock share information in the accompanying consolidated financial statements and related footnotes have been adjusted to reflect the Reverse Stock Split.


Note 4. On March 31, 1995, biosys, inc. acquired Crop Genetics International Corporation ("CGI") in a transaction accounted for as a pooling of interests. Accordingly, all consolidated financial information for prior periods has been adjusted to include CGI financial data. During the nine months ended September 30, 1996 and 1995, merger, severance and relocation costs of $58,000 and $3,509,000, respectively, were incurred by biosys related to the CGI merger. As of September 30, 1996, all significant merger, severance and relocation costs related to the CGI merger have been incurred.

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

Note 5. Liabilities subject to compromise under reorganization proceedings include substantially all current and long-term unsecured or undersecured debt as of the date of the Filings. Pursuant to the provisions of the Bankruptcy Code, payment of those liabilities may not be made except pursuant to a plan of reorganization or Bankruptcy Court order while the Debtors continue to operate as a debtor-in-possession. The Company has notified all known or potential claimants for the purpose of identifying all pre-petition claims against the Debtors. While the Company believes that the amounts recorded reflect known claims at this time, the amounts actually claimed by creditors or allowed by the Bankruptcy Court may be different.

          The following liabilities are classified as liabilities subject to compromise at September 30, 1996:


          Accounts payable             $ 5,193,000
          Accrued expenses               1,209,000
          Deferred credits                 606,000
          Long-term obligations          3,844,000
                                       -----------
                                       $10,852,000
                                       -----------

Note 6.   Inventories consist of the following:


                                          September 30,           December 31,
                                             1996                     1995

          Raw materials                    $2,219,000              $2,576,000
          Work-in-process                     375,000                 225,000
          Deferred growing costs              527,000                 471,000
          Finished goods                    1,410,000                 814,000
                                          -----------            ------------
                                           $4,531,000              $4,086,000
                                          -----------            ------------


Note 7. Net loss per share has been computed using the weighted average number of common shares outstanding during each period presented.

Note 8. In August 1996, due to biosys' failure to maintain $4 million of net tangible assets as required by the NASD bylaws governing continued listing on the Nasdaq National Market, biosys received notice from Nasdaq that biosys' Common Stock was being delisted from the Nasdaq National Market. biosys' Common Stock is now traded by use of pink sheets in the Over-The-Counter market.

Note 9. As described in Note 2, on September 27, 1996, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. biosys' wholly-owned U.K. subsidiary, Agrisense-BCS, Limited, did not file for bankruptcy protection. Condensed combined financial statements for the Debtors as of and for the nine months ended September 30, 1996 are presented below.

          Condensed combined balance sheet
          --------------------------------


           Cash and cash equivalents                         $    158,000
           Accounts receivable                                  2,241,000
           Inventories                                          3,694,000
           Intercompany receivables, net                          763,000
           Other current assets                                   864,000
                                                             -------------
               Total current assets                             7,720,000
           Noncurrent assets                                   11,742,000
                                                             $ 19,462,000

           Short-term debt                                   $  3,642,000
           Accrued expenses                                       401,000
           Deferred credits                                       219,000
                                                             ------------
               Total current liabilities                        4,262,000
           Liabilities subject to compromise                   10,852,000
               Total liabilities                               15,114,000
           Shareholders' equity                                 4,348,000
                                                             $ 19,462,000

           Condensed combined statement of operations

           Total revenues                                    $ 12,280,000

           Operating costs and expenses:
             Cost of product sales                             12,473,000
             Operating costs                                    7,595,000
             Purchased research and development                 6,000,000
             Costs of mergers                                      58,000
                                                             -------------
                                                               26,126,000

           Loss from operations                               (13,846,000)
           Interest and other expense, net                       (936,000)
                                                             -------------
           Net loss                                          $(14,782,000)
                                                             =============







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

Overview
--------

         During 1996, unusually cool and wet weather conditions depressed revenue in certain of the Company's key markets segments, and severely reduced the Company's declining cash resources. biosys was unable to raise the financing necessary to alleviate this cash shortage. Accordingly, on September 27, 1996, the Company and one of its subsidiaries, Crop Genetics International, (collectively the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the "Filings") in order to protect themselves from their creditors. The Debtors are presently operating their business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Maryland.

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future operations and financing sources to meet obligations. As a result of the Filings and related circumstances, however, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to a recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

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

         biosys currently markets its products for use predominantly in the northern hemisphere, where the growing season generally runs from March to October. The seasonal nature of agriculture will cause biosys' product revenues for certain products to be concentrated in these months and will result in substantial variations in financial results from quarter to quarter. biosys' product revenues could be adversely affected by unusual weather conditions, or low insect infestation during this time period. Commercial introduction of additional products is contingent upon, among other factors, the availability of resources and completion of field testing prior to establishing labeling claims. To date in 1996, biosys has sold and/or registered new product entries in the U.S., Thailand, Mexico and Australia. In the case of baculovirus based products, registration is required prior to product sales in the U.S. (from the Environmental Protection Agency) as well as in certain countries abroad. In May 1996, biosys received the first U.S. registration of any baculovirus product and obtained an order from the U.S.D.A. for biosys' Gemstar product. Unusual weather conditions and other factors may delay field tests, label development and commercialization. biosys' quarterly operating results may also be affected by fluctuations in the demand for products by contract manufacturing clientele, and the timing or amount of revenue to be recognized from major customers or potential new contract manufacturing arrangements. In addition, biosys' quarterly operating results may be affected by the timing of biosys' entering into research and development or collaborative arrangements and any payments made to or expenses incurred by biosys in connection with such arrangements. While biosys anticipates that it may enter into such arrangements in the future, there can be no assurance that it will do so, and, if it does, it cannot predict the timing or amount of revenue derived from such arrangements.

         For the pheromone business, the availability of the pheromone Active Ingredient (A.I.) on a reliable, cost-effective basis has been a significant factor affecting the viability of the business. On November 7, 1995, biosys entered into a multiyear supply and marketing agreement with International Specialty Products ("ISP") as part of biosys' strategy for an integrated supply of A.I. biosys' achievement of acceptable margins for certain pheromone-based products may be precluded if it is unable to acquire sufficient quantities of A.I. from ISP. biosys has also established a third party manufacturing relationship with Grant Chemical Division of Ferro Corporation for the production of certain important intermediate products. This arrangement has more than satisfied biosys' needs for A.I. to date. However, to the extent that these arrangements do not result in the production of sufficient quantities of pheromones, biosys' ability to provide pheromone-based products would be adversely affected.


Results of Operations
---------------------

         Total revenues were relatively flat for the third quarter of 1996 as compared to the comparable period in 1995 at $5,137,000 in 1996 versus $5,322,000 in 1995. Product sales were $4,943,000 in the third quarter of 1996, 6.1% less than product sales of $5,246,000 in the same period in 1995. The decrease in revenues is attributable to the timing of the harvest and sale of Kleentek seed cane. In 1995 all of the Kleentek seed cane had been harvested and sold by September 30 and $1,930,000 of revenue was recognized in the third quarter of 1995. The 1996 harvest occurred slightly later than in 1995 due to adverse weather conditions. Thus, for the quarter ended September 30, 1996 only $1,366,000 of revenue has been recognized for Kleentek seed cane. The harvest was completed in October 1996 and total revenue from the Kleentek seed cane in 1996 is expected to approximate $1,900,000. Product sales, other than Kleentek, for the third quarter were $3,577,000 for the third quarter of 1996, an increase of 7.9% from product sales other than Kleentek of $3,316,000 in 1995. Total revenues for the nine months ended September 30, 1996 decreased 2.6% to $19,238,000 from total revenues of $19,744,000 in 1995. The major reasons for this slight net decrease are the timing of the Kleentek seed cane harvest described above and the unusually wet, cool spring weather conditions in 1996, which significantly impacted the U.S. consumer market. These shortfalls were partially offset by gains in other markets. Excluding the impact of the delayed Kleentek harvest, product sales for the nine months ended September 30, 1996 were $17,872,000 compared to $17,814,000 for the corresponding period of 1995.

         biosys achieved a gross margin on product sales of $145,000, or 2.9%, for the third quarter ended September 30, 1996, versus a gross margin of $615,000 or 11.7% for the third quarter of 1995. The gross margin was impacted by the timing of the recognition of the Kleentek seed cane revenue as described above. The Kleentek seed cane has a gross margin percentage of approximately 47%. For the first nine months of 1996, biosys achieved a gross margin on product sales of $1,782,000 or 9.6% versus a gross margin of $2,680,000 or 13.6% for the first nine months of 1995. The decrease in gross margin is attributable to the timing of the Kleentek sales described above and other sales volume decreases described above and their effect on overhead recovery. In March 1996, biosys modified its long-term manufacturing agreement for the Decatur, IL facility. Under the terms of the revised agreement, biosys' future obligations under this agreement were significantly reduced while maintaining adequate availability of current and future capacity to manufacture the full range of its nematode product line and associated contract manufacturing businesses. The revised agreement has benefited the second and third quarters of 1996 and the Company expects that it will positively impact biosys' future gross margins. Because of the seasonality and perishability of biosys' nematode-based products, weather-related demand and other sales mix variables, the required timing to produce inventory may affect the absorption of production overhead and impact gross margins as measured on a quarterly basis, when compared to manufacturing operations involving different technologies, where production may occur on a more even basis between periods.

         Total operating costs and expenses (excluding cost of product sales, purchased research and development, and costs of mergers) decreased by 17.1% to $2,876,000 in the third quarter of 1996 compared to $3,468,000 for the same quarter in 1995. Year-to-date these costs have decreased 18.6% from $11,856,000 in 1995 to $9,648,000 in 1996. These decreases in operating costs and expenses arise from planned merger synergies and other economies and were accomplished despite incurring costs related to running and combining the previously separate operations of biosys and AgriDyne during the second and third quarters of 1996.


         Research and development expenses were $1,246,000 for the third quarter of 1996, as compared to $1,829,000 for the third quarter of 1996, a decrease of 31.9%. Research and development expenses for the nine months ended September 30, 1996 decreased to $4,339,000 from $5,658,000 incurred during the same period of 1995. The decreases were primarily due to completion or rationalization of certain research projects and other cost control measures.


         Marketing and selling expenses for the third quarter of 1996 decreased 10.0% to $821,000 as compared to $912,000 for the third quarter of 1995. For the nine months ended September 30, 1996, marketing and selling expenses were $2,570,000 versus $3,529,000 for the corresponding period of 1995, a decrease of 27.2%. These decreases relate to the net impact of consolidation of distribution outlets and other efficiencies gained in the merger, and cost control measures.


         General and administrative expenses were $809,000 for the third quarter of 1996 as compared to $727,000 for the third quarter of 1995, an increase of 11.3%. General and administrative expenses for the nine months ended September 30, 1996 were $2,739,000 versus $2,669,000 for the nine months ended September 30, 1995. Significant cost reductions have been achieved in 1996 in consolidated efficiencies following the CGI merger, particularly the consolidation into one headquarters facility in August 1995. These cost reductions have been offset by dual costs incurred in combining biosys' and AgriDyne's operations and increased investment in human resources, quality assurance and investor relations.


         At the time of the CGI merger announcement in December 1994, the Company anticipated that an aggregate of approximately $4,100,000 in merger, severance and relocation costs would be incurred by biosys and CGI related to their combination. Through September 30, 1996, such costs amounted to $4,524,000. As of September 30, 1996, all significant merger, severance and relocation costs related to the CGI merger have been incurred.


         At the time of the AgriDyne merger announcement on April 28, 1995, the Company anticipated accounting for the merger as a pooling of interests. Under this accounting method the Company was expensing costs related to the merger as incurred. Through September 30, 1995, $452,000 of expense was recorded. Subsequent to September 30, 1995, due to changes in facts and circumstances, the Company determined that purchase accounting was the appropriate method of accounting for the merger. Thus, all costs related to the merger incurred subsequent to September 30, 1995 have been treated as additional purchase consideration. Of the aggregate purchase price of $13,592,000, $3,717,000 has been allocated to net tangible assets acquired, $6,000,000 to in-process research and development and $3,875,000 to goodwill.

Liquidity and Capital Resources
-------------------------------

         biosys has been experiencing negative cash flow from operations and it is expected that biosys will continue to experience negative operating cash flow through the end of 1996 and potentially thereafter. Even with the cash and cash equivalents of AgriDyne and the net proceeds from the Preferred Share Financing (defined below) obtained during March 1996 it was projected that the funding of future operations and payment of incurred liabilities would require further infusion of capital. Despite certain funding and collaborative initiatives pursued by the Company during the third quarter and prior periods, the Company has not been successful in procuring adequate funds to satisfy creditor needs. Contributing factors including weather related impact on revenue growth, depressed mid-year stock market conditions and the dilutive implications arising from the actual and potential conversions of the Preferred Shares (defined below) into common shares have hindered the Company's initiatives.

         As a consequence on September 27, 1996, the Company and one of its subsidiaries, Crop Genetics International, (collectively the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the "Filings") in order to protect themselves from their creditors. The Debtors are presently operating as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court"). Substantially all the Debtors' liabilities as of the date of the Filings are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and shareholders and confirmed by the Bankruptcy Court. Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filings as shown by the Debtors' accounting records. Any differences between amounts shown by the Debtors and claims filed by creditors will be investigated and resolved. The amount and settlement terms for any such disputed liabilities are subject to approval by the Bankruptcy Court. The adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization, and, accordingly, the ultimate amount such liabilities will be settled for is not presently determinable. Pursuant to bankruptcy law, the Debtors presently possess the exclusive right to file a plan of reorganization through January 25, 1997.

         While under protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. biosys is actively pursuing simultaneous initiatives to sell, merge or otherwise dispose of all or part of its assets to third parties, raise debtor-in-possession financing or negotiate a financing package to permit emergence of the Company from Chapter 11 in a reorganized structure. All such activities are subject to the agreement of a plan of reorganization with the approval and confirmation of the Bankruptcy Court.

         If additional funds are raised by biosys through the issuance of equity securities, securities convertible into or exercisable for equity securities, or an equity securities exchange, the percentage ownership of the then current shareholders of biosys will be reduced. biosys may issue an additional series of preferred stock with rights, preferences or privileges senior to those of the biosys Common Stock. biosys does not have any current commitments or arrangements to obtain funding and there can be no assurance that any required financing of biosys will be available on acceptable terms, if at all. If all or part of the business assets of biosys are sold to third parties there can be no assurance that the proceeds will be sufficient to meet the amounts owing to creditors or make contributions to any shareholder. Any inability of biosys to propose an acceptable plan of reorganization to the Bankruptcy Court may result in the imposition of an alternative plan of reorganization proposed by a group of creditors or shareholders, or the forced liquidation of the Company's assets by the Bankruptcy Court.

         Current operations are being funded by the use of existing cash collateral as governed by the periodic agreement of the secured creditors and the authority of the Bankruptcy Court. On November 1, 1996, the Bankruptcy Court granted authority to use specifically defined funds to continue operations through November 15, 1996. Based on current operating levels, excluding any payment of administrative expenses related to the Filings as discussed below, the Company believes it has sufficient cash resources to maintain operations through the end of 1996, provided Bankruptcy Court approval is granted to use such funds through that period. While there can be no assurance as to the availability of, or Bankruptcy Court approval to secure, debtor-in-possession financing, receipt of such financing would extend the ability to finance operations pending submission of a plan of reorganization. Liabilities from debtor-in-possession financing may be accorded a priority for repayment ahead of other creditors. The foregoing does not contemplate payment of any administrative expenses related to the Filings, which are being incurred from September 27, 1996 forward. It is anticipated that these costs, which will be significant, will be paid from the proceeds of any reorganization plan.

         In August 1996, due to biosys' failure to maintain $4 million of net tangible assets as required by the NASD bylaws governing continued listing on the Nasdaq National Market, biosys received notice from Nasdaq that biosys' Common Stock was being delisted from the Nasdaq National Market. biosys' Common Stock is now traded by use of pink sheets in the Over-The-Counter market.

         On March 26, 1996, biosys completed the sale of an aggregate of 780 shares of biosys Series A Convertible Redeemable Preferred Stock (the "Preferred Shares") at $10,000 per share or an aggregate purchase price of $7.8 million, which resulted in net proceeds of $7.25 million after the payment of placement fees of approximately $550,000, to a group of institutional accredited investors in a private placement (the "Preferred Share Financing"). In connection with the issuance of the Preferred Shares, warrants, exercisable over a five-year term at an exercise price of $6.75, to purchase up to 80,889 shares of biosys Common Stock were issued to the placement agent and related parties.

         The Preferred Shares may be converted into biosys Common Stock at a conversion price which is the lower of (i) $6.75, or (ii) 85% of the average closing bid price for the five trading days prior to the date the investor gives notice of conversion. The Preferred Shares principal amount accretes at an annual rate of 8% payable in stock upon conversion to biosys Common Stock. At the current depressed share price of biosys Common Stock, conversion of the outstanding Preferred Shares into biosys Common Stock would result in significant dilution to the current shareholders of biosys. As a result of the Filings, conversions of the Preferred Shares have been halted. In addition, biosys has violated the terms of the agreements governing the Preferred Share Financing due to the Filings. The value to be received by the holders of the outstanding Preferred Shares, if any, through principal repayment or conversion to biosys Common Stock, is subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and shareholders and confirmed by the Bankruptcy Court.

         biosys currently has a lease financing arrangement, as amended most recently on August 13, 1996 for existing equipment in the amount of up to $2,500,000, subject to regular monthly repayment, under which biosys had approximately $1,395,000 outstanding as of September 30, 1996 (the "Lease Financing"). As a result of the Filings, biosys is in default under the Lease Financing. However, this liability is subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and shareholders and confirmed by the Bankruptcy Court. To the extent that this liability is secured, it may be repaid prior to payment of any unsecured liabilities in a reorganization plan.

         biosys had a working capital line of credit with a bank entered into during 1995, as amended most recently on May 13, 1996 (the "Line of Credit Facility") that allowed for borrowings of up to $5,250,000. On July 26, 1996, $500,000 of the Line of Credit Facility was repaid and the bank agreed to the continuation of the remaining $3,500,000 of indebtedness pursuant to the terms of two secured promissory notes of $3,000,000 and $500,000 respectively, and preexisting security documentation (the "Loan Notes") as successor to the Line of Credit Facility. The Loan Notes were originally due and payable on August 15, 1996 but were extended to September 30, 1996. As a result of the Filings, biosys is in default under the Loan Notes. However, this liability is subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and shareholders and confirmed by the Bankruptcy Court. To the extent that this liability is secured, it may be repaid prior to payment of any unsecured liabilities in a reorganization plan.

         The Loan Notes and the extension thereof required a commitment fee of $12,400 and issuance to the lender of warrants to purchase 173,333 shares of biosys Common Stock at an exercise price of the lesser of $3 per share or the lowest closing price per share of biosys Common Stock during the existence of the Loan Notes . In addition, pre-existing warrants to purchase 124,385 shares of biosys Common Stock held by the bank were repriced to the same exercise price as the warrants issued in connection with the Loan Notes.

         CGI has a credit facility (the "CGI Credit Facility"), as modified on May 1, 1996, with First National Bank of Maryland pursuant to which it received $3,400,000 in debt financing. The CGI Credit Facility is guaranteed by the Maryland Industrial Development Financing Authority. At September 30, 1996 approximately $2,449,000 was outstanding under this facility. As a result of the Filings, biosys is in default under the CGI Credit Facility. However, this liability is subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and shareholders and confirmed by the Bankruptcy Court. To the extent that this liability is secured, it may be repaid prior to payment of any unsecured liabilities in a reorganization plan.

         The Price Waterhouse LLP report dated March 29, 1996, on biosys' 1995 consolidated financial statements, contains an explanatory paragraph regarding biosys' ability to continue as a going concern.

Merger Expenses
---------------

         Total costs associated with the CGI and AgriDyne mergers amounted to $4,976,000 as of September 30, 1996. As of that date, management believes all significant merger, severance and relocation costs related to the mergers have been incurred.

         biosys' management believes that the future cost savings which are expected to be realized from the consolidation of the companies, and the attendant elimination of duplicate employee positions, functions and facilities, and the additional product sales and contribution ultimately will be greater than the aggregate merger-related costs.

Capital Equipment Expenditures
------------------------------

         During the quarter ended September 30, 1996, the Company expended approximately $102,000 for pilot plant, capital equipment, furniture, and leasehold improvements.





                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1   .        Legal Proceedings
                    None

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

Item 3.           Defaults Upon Senior Securities
                    None

Item 4.           Submission of Matters to Vote of Security Holders
                    None

Item 5.           Other Information
                    None

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               2.1 Asset Purchase Agreement among biosys, inc., AgriSense, Provesta Corporation and Dow Corning Enterprises, Inc., dated April 30, 1993. (6)
               2.2 Agreement and Plan of Merger dated as of December 8, 1994 among biosys, inc., CGI Merger Co., Inc. and Crop Genetics International Corporation. (9), (10)
               2.3 Agreement and Plan of Merger dated as of April 28, 1995 among biosys, inc., Ag Merger Company, Inc., and AgriDyne Technologies, Inc. (13)
               2.4 Amendment to Agreement and Plan of Merger, dated August 1, 1995, among biosys, inc., Ag Merger Company, Inc., and AgriDyne Technologies, Inc. (16)
               2.5  Second  Amendment  to  Agreement  and Plan of Merger,  dated
                    October 30, 1995, among biosys, inc., Ag Merger Company, Inc., and AgriDyne Technologies, Inc. (16)
               2.6 Third Amendment to Agreement and Plan of Merger, dated November 16, 1995, among biosys, inc., Ag Merger Company, Inc. and AgriDyne Technologies, Inc. (16)
               2.7 Fourth Amendment to Agreement and Plan of Merger, dated December 29, 1995, among biosys, inc., Ag Merger Company, Inc. and AgriDyne Technologies, Inc. (16)

               3.1  Agreement and Plan of Merger, dated May 11, 1994, containing the Certificate of Incorporation of biosys, inc. (8)
               3.2  Bylaws of biosys, inc. (8)
               3.3  Certificate of Amendment of Certificate of  Incorporation of
                    biosys, inc., filed March 30, 1995. (16)
               3.4  Certificate of Amendment of Certificate of  Incorporation of
                    biosys, inc., filed March 15, 1996. (17)
               3.5  Certificate of Designation of Preferences and Rights of
                    Series A Preferred  Stock of biosys,  inc.,  filed March 22,
                    1996. (17)
               4.1  Series C Preferred Stock Purchase  Agreement between biosys, inc. and certain investors dated December 23, 1991. (1)
              10.1  Master Lease Agreement dated August 14, 1991 between biosys,
                    inc.   and  Western   Technology   Investment   and  various
                    amendments to the Master Lease Agreement. (1)
              10.2  Master  Lease  Agreement  dated  December  29, 1988  between biosys, inc. and John Hancock Leasing and various amendments to the Master Lease Agreement. (1)
              10.3  Private  Label  Marketing  Agreement  dated  August  7, 1991 between biosys, inc. and Chevron Chemical Company. (1), (2)
              10.4  Private  Label  Marketing  Agreement  dated  March 26,  1991 between biosys, inc. and CIBA-GEIGY Corporation. (1), (2)
              10.5  Description of biosys' Sales Incentive Compensation
                    Arrangements. (1)
              10.6  Form of Director and Officer Indemnification Agreement. (1)
              10.7  Distribution  Agreement  dated January 14, 1991 between biosys,  inc. and Dr. R. Maag. (1), (2)
              10.8  Toll Manufacturing  Agreement dated December 9, 1991 between biosys, inc. and Archer-Daniels-Midland Company. (1), (2)
              10.9  Director and Consulting  Agreement between biosys,  inc. and
                    Thomas Parton dated July 9, 1991. (1)
             10.10  Director and Consulting  Agreement between biosys,  inc. and
                    Dr. Alexander Cross, D.Sc. dated January 30, 1990. (1)
             10.11  biosys First Amended and Restated 1987 Stock Option Plan.(3)
             10.12  Exclusive  Marketing  Agreement  dated April 6, 1992 between biosys, inc. and CIBA-GEIGY Limited. (4), (5)
             10.13  Joint  Development   Agreement  effective  October  1,  1992
                    between biosys, inc. and Sandoz Agro, Inc. (4), (5)
             10.14  Contract  Manufacturing  Agreement  dated  December 2, 1993, between  biosys,  inc. and  Archer-Daniels-Midland  Company.
                    (4), (7)
             10.15  Master  Equipment  Lease  Agreement dated as of December 21,
                    1994, between biosys,  inc. and Venture Lending and Leasing,
                    Inc. (10)
             10.16  Lease Schedule No. 8-001 to Master Equipment Lease Agreement
                    dated  December  23, 1994 between  biosys,  inc. and Venture
                    Lending and Leasing, Inc. (10)
             10.17  Warrant dated December 23, 1994 from biosys, inc. to Venture
                    Lending and Leasing,  Inc.(10)
             10.18  Security Agreement dated December 21, 1994, by biosys,  inc.
                    in favor of Venture Lending and Leasing, Inc. (10)
             10.19  Trademark  Collateral  Assignment  dated  December 21, 1994, between biosys,  inc. and Venture Lending and Leasing,  Inc.
                    (10)
             10.20  Patent  Collateral   Assignment  dated  December  21,  1994,
                    between biosys,  inc. and Venture Lending and Leasing,  Inc.
                    (10)
             10.21  Letter dated  December 23, 1994,  between  Imperial Bank and biosys, inc. (10)
             10.22  Letter  dated  December 20, 1994  between  biosys,  inc. and
                    Sandoz Agro, Inc. (10)
             10.23  Letter to biosys,  inc. from Joseph W. Kelly dated  December
                    7, 1994. (10)
             10.24  Letter to biosys,  inc. from Peter S. Carlson dated December
                    7, 1994. (10)
             10.25  Letter to biosys, inc. from James H. Davis dated December 6,
                    1994. (10)
             10.26  Proposal Letter dated March 21, 1995,  between biosys,  inc.
                    and Imperial Bank. (11)
             10.27  Security and Loan Agreement dated January 30, 1995,  between biosys, inc. and Imperial Bank. (11)
             10.28  Warrant to Purchase  Stock dated  January 26, 1995,  between biosys, inc. and Imperial Bank. (11)
             10.29  General Security  Agreement dated January 30, 1995,  between biosys, inc. and Imperial Bank. (11)
             10.30  biosys,  inc.  Second Amended and Restated 1987 Stock Option
                    Plan, as amended December 7, 1994. (11)
             10.31  Agreement,  dated March 31, 1995,  between biosys,  inc. and
                    Joseph W. Kelly. (11)
             10.32  Agreement,  dated March 31, 1995,  between biosys,  inc. and
                    Peter S. Carlson (11).
             10.33  Agreement,  dated March 31, 1995,  between biosys,  inc. and
                    James H. Davis. (11).
             10.34  Amendment #1 to Master Equipment Lease Agreement dated March
                    29,  1995,  between  biosys,  inc.  and Venture  Lending and
                    Leasing, Inc. (11)
             10.35  Amendment #2 to Master  Equipment  Lease Agreement dated May
                    30,  1995,  between  biosys,  inc.  and Venture  Lending and
                    Leasing, Inc. (12)
             10.36  Modification  Agreement dated May 26, 1995,  between biosys, inc.,  Crop  Genetics  International  Corporation,  Maryland
                    Industrial  Development  Financing Authority,  and the First
                    National Bank of Maryland. (12)
             10.37  Guaranty Agreement dated May 26, 1995, between biosys, inc.,
                    Crop Genetics International Corporation, Maryland Industrial
                    Development Financing Authority, and the First National Bank
                    of Maryland. (12)
             10.38  Pledge and Security  Agreement  dated May 26, 1995,  between
                    biosys,  inc.,  Crop  Genetics  International   Corporation,
                    Maryland Industrial Development Financing Authority, and the
                    First National Bank of Maryland. (12)
             10.39  Amendment #3 to Master  Equipment Lease Agreement dated July
                    25, 1995,  between  biosys,  inc.,  and Venture  Lending and
                    Leasing, Inc. (15)
             10.40  Amendment #1 to the Security and Loan  Agreement  dated July
                    21, 1995 between biosys, inc., and Imperial Bank. (15)
             10.41  Amendment  #2 to  the  Security  and  Loan  Agreement  dated
                    September 13, 1995 between biosys,  inc., and Imperial Bank.
                    (15)
             10.42  Warrant  dated  September  1, 1995,  from  biosys,  inc.  to
                    Imperial Bank. (15)
             10.43  Security  and Loan  Agreement,  dated  September  15,  1995, between biosys, inc. and Imperial Bank. (15)
             10.44  Second Modification Agreement dated October 2, 1995, between
                    biosys,  inc.,  Crop  Genetics  International   Corporation,
                    Maryland Industrial Development Financing Authority, and the
                    First National Bank of Maryland. (15)
             10.45  Agreement,  dated September 15, 1995,  between biosys,  inc.
                    and Zeneca Limited. (4)(15)
             10.46  Amendment #3 to the Security and Loan  Agreement and Warrant
                    Agreement dated November 14, 1995 between  biosys,  inc. and
                    Imperial Bank. (16)
             10.47  Form of Convertible Promissory Note dated November 10, 1995.
                    (16)
             10.48  Placing  Agreement dated November 14, 1995,  between biosys, inc. and Index Security S.A. (16)
             10.49  Amendment  #4 to  Master  Equipment  Lease  Agreement  dated
                    November 14, 1995 between  biosys,  inc. and Venture Lending and Leasing, Inc. (16)
             10.50  Supply  and  Marketing  Agreement  dated  November  7,  1995 between biosys,  inc. and International  Specialty Products.
                    (16)
             10.51  Common  Stock  Purchase  Agreement  dated  December 22, 1995 among biosys, inc. and certain investors. (16)
             10.52  Amendment #4 to the Security and Loan and Warrant  Agreement
                    dated  December 20, 1995 between  biosys,  inc. and Imperial
                    Bank. (16)
             10.53  Amendment #5 to the Master  Equipment  Lease Agreement dated
                    December 20, 1995 between  biosys,  inc. and Venture Lending and Leasing, Inc. (16)
             10.54  Letter  Agreement  dated as of November  30, 1995 among Crop
                    Genetics International  Corporation,  biosys, inc., Maryland
                    Industrial  Development  Financing Authority,  and the First
                    National Bank of Maryland. (16)
             10.55  Letter  Agreement  dated as of  December  5, 1995 among Crop
                    Genetics International  Corporation,  biosys, inc., Maryland
                    Industrial  Development  Financing  Authority  and the First
                    National Bank of Maryland. (16)
             10.56  Form of Regulation D  Subscription  Agreements  entered into
                    March  22,  1996  between  biosys,  inc.  and the  investors executing such Agreements (the "Investors). (17)
             10.57  Form of Registration  Rights  Agreement,  entered into March
                    22, 1996, among biosys,  inc., Swartz  Investments,  LLC and the Investors. (17)
             10.58  Warrants,  dated March 21, 1996 from biosys, inc. to certain holders named therein. (17)
             10.59  Letter  Agreement  dated as of January  31,  1996 among Crop
                    Genetics International  Corporation,  biosys, inc., Maryland
                    Industrial  Development  Financing Authority,  and the First
                    National Bank of Maryland. (17)
             10.60  Letter  Agreement  dated as of March 15,  1996,  among  Crop
                    Genetics International  Corporation,  biosys, inc., Maryland
                    Industrial  Development  Financing Authority,  and the First
                    National Bank of Maryland. (17)
             10.61  Amendment #5 to the Security and Loan and Warrant  Agreement
                    dated February 9, 1996,  between  biosys,  inc. and Imperial
                    Bank. (17)
             10.62  Amendment #6 to the Security and Loan and Warrant  Agreement
                    dated March 12,  1996,  between  biosys,  inc.  and Imperial
                    Bank. (17)
             10.63  Amendment #6 to the Master  Equipment  Lease Agreement dated
                    January 15, 1996,  between biosys,  inc. and Venture Lending and Leasing, Inc. (17)
             10.64  Amendment #7 to the Master  Equipment  Lease Agreement dated
                    February 29, 1996, between biosys,  inc. and Venture Lending and Leasing, Inc. (17)
             10.65  Letter  Agreement  dated  as of April 1,  1996,  among  Crop
                    Genetics International  Corporation,  biosys, inc., Maryland
                    Industrial Development Financing Authority, and
                    the First National Bank of Maryland. (18)
             10.66  First Amendment to Contract Manufacturing  Agreement between biosys, inc. and Archer-Daniels-Midland Company. (18)
             10.67  Sub-Lease  Agreement  between  biosys,  inc.,  Crop Genetics
                    International Corporation, and Gene Logic, Inc. dated May 2,
                    1996. (18)
             10.68  Third  Modification  Agreement  dated May 1,  1996,  between
                    biosys,  inc.,  Crop  Genetics  International   Corporation,
                    Maryland Industrial Development Financing Authority, and the
                    First National Bank of Maryland. (18)
             10.69  Amendment #7 to the Security and Loan and Warrant  Agreement
                    dated May 13, 1996, between biosys,  inc. and Imperial Bank.
                    (18)
             10.70  Amendment #8 to the Master  Equipment  Lease Agreement dated
                    May 13, 1996,  between biosys,  inc. and Venture Lending and
                    Leasing, Inc. (18)
             10.71  $3,000,000 Note dated June 5, 1996, between biosys, inc. and
                    Imperial Bank.(19)
             10.72  $500,000 Note dated July 26, 1996, between biosys,  inc. and
                    Imperial Bank. (19)
             10.73  Amendment #9 to the Master  Equipment  Lease Agreement dated
                    August 13, 1996,  between  biosys,  inc. and Venture Lending and Leasing, Inc. (19)
             10.74  Letter  Agreement  dated  as of  August  13,  1996,  between biosys, inc. and Imperial Bank
             11.1   Statement regarding computation of net loss per share.
             21.1   Subsidiaries of biosys. (17)
--------------------
(1) Filed as an exhibit to biosys' Registration Statement on Form S-1 (No. 33-45100 filed January 15, 1992), and incorporated herein by reference.
(2) Portions of this exhibit have been omitted (which omissions have been circled in the filed exhibits) and filed separately with the Commission along with a request for confidential treatment of such portions pursuant to Rule 406 under the Securities Act of 1933, as amended.
(3)       Compensatory Plan.
(4) Portions of this exhibit have been omitted (which omissions have been circled in the filed exhibits) and filed separately with the Commission along with a request for confidential treatment of such portions pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(5) Filed as an exhibit to biosys' Annual Report on Form 10-K filed with the Commission on March 31, 1993, and incorporated herein by reference.
(6) Filed as an exhibit to biosys' current Report on Form 8-K filed with the Commission on May 13, 1993, and incorporated herein by reference.
(7) Filed as an exhibit to biosys' Annual Report on Form 10-K filed with the Commission on March 30, 1994, and incorporated herein by reference.
(8) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on August 10, 1994, and incorporated herein by reference.
(9) Filed as an exhibit to biosys' Current Report on Form 8-K, filed with the Commission on December 20, 1994, and incorporated herein by reference.
(10) Filed as an exhibit to biosys' Registration Statement on Form S-4 (No. 33-89498) filed with the Commission on February 13, 1995, and incorporated herein by reference.
(11) Filed as an exhibit to biosys' Annual Report on Form 10-K filed with the Commission on March 31, 1995, and incorporated herein by reference.
(12) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on May 12, 1995, and incorporated herein by reference.
(13) Filed as an exhibit to biosys' Current Report on Form 8-K, filed with the Commission on May 5, 1995, and incorporated herein by reference.
(14) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on August 14, 1995, and incorporated herein by reference.
(15) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on November 14, 1995, and incorporated herein by reference.
(16) Filed as an exhibit to biosys' Registration Statement on Form S-4 (No. 33-00496) filed with the Commission on February 13, 1996, and incorporated herein by reference.
(17) Filed as an exhibit to biosys' Annual Report on Form 10-K filed with the Commission on April 1, 1996, and incorporated herein by reference.
(18) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on May 15, 1996, and incorporated herein by reference.
(19) Filed as an exhibit to biosys' Form 10-Q filed with the Commission on August 14, 1996, and incorporated herein by reference.

B.       REPORTS ON FORM 8-K:

         There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  biosys, inc.




Date:          November 14, 1996    By:      /s/ Michael R.N. Thomas
      ----------------------------       ---------------------------
                                                 Michael R.N. Thomas
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT 11.1


                                  biosys, inc.


                      COMPUTATION OF NET LOSS PER SHARE (1)




                          For the Three Months Ended  For the Nine Months Ended
                                September 30,                  September 30,
                               1996         1995          1996          1995
                               ----         ----          ----          ----

Net loss                   $(2,851,000) $(3,975,000) $(14,395,000) $(13,821,000)
                           ===========  ===========  ============  ============

Weighted average shares
outstanding:
   Common stock              7,868,686    4,705,306     7,105,633     4,506,980

Net loss per share         $     (0.36) $     (0.84) $      (2.03) $      (3.07)
                           ===========  ===========  ============  ============


--------------------------

         (1) This Exhibit should be read in conjunction with Note 7 of Notes to Consolidated Financial Statements.